Form 10-K
period 1993-12-31
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1994-03-30
CIK 765506

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                             FORM 10-K

                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1993

                                 Commission file number 0-14581

                        California Seven Associates Limited Partnership,
                                a California Limited Partnership
                  (Exact name of registrant as specified in its charter)

         California                                             94-2970056
  (State of Organization)                                   (I.R.S. Employer
                                                            Identification No.)


                          900 Cottage Grove Road, South Building
                               Bloomfield, Connecticut  06002
                         (Address of principal executive offices)


            Registrant's telephone number, including area code:(203) 726-6000

                 Securities registered pursuant to Section 12(b) of the Act:

                                           None
                                  (Title of Each Class)

               Securities registered pursuant to Section 12(g) of the Act:

                           Units of Limited Partnership Interest
                                      (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                                       TABLE OF CONTENTS


PART I
                                                                         Page

Item  1.              Business                                             3
Item  2.              Properties                                           9
Item  3.              Legal Proceedings                                   11
Item  4.              Submission of Matters to a Vote of Security Holders 11


PART II

Item  5.              Market for the Registrant's Common Equity and
																							Related Security Holder Matters                   11
Item  6.              Selected Financial Data                            12
Item  7.              Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               13
Item  8.              Financial Statements and Supplementary Data        20
Item  9.              Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure            36


PART III

Item 10.              Directors and Executive Officers of the
                       Registrant                                        36
Item 11.              Executive Compensation                             38
Item 12.              Security Ownership of Certain Beneficial Owners
                       and Management                                    38
Item 13.              Certain Relationships and Related Transactions     39


PART IV

Item 14.              Exhibits, Financial Statement Schedules, and Reports
                       on Form 8-K                                      41


SIGNATURES

Item 1.  Business

   The registrant, California Seven Associates Limited Partnership, a California limited partnership (the "Partnership"), was formed on January 30, 1985 under the laws of the State of California to acquire and operate seven apartment complexes located in California. Pursuant to a private offering, in February 1985, the Partnership sold Class B Limited Partnership Interests for an aggregate purchase price of $500,000. Commencing in March 1985, the Partnership sold Class A Limited Partnership Interests (the "Units") at a price of $150,000 each (362 Units in total), for an aggregate purchase price of $54,300,000. The selling period closed on December 15, 1985 with $54,800,000 having been raised from a total of 526 Class A and B investors. On April 30, 1986, the Partnership filed a General Form for Registration of Securities on Form 10 pursuant to the Securities Act of 1934 (Registration No. 0-14581), which was amended by Form 8 dated July 25, 1986.

   The General Partner of the Partnership is CIGNA Realty Resources, Inc.-Seventh (the "General Partner"), a Delaware corporation qualified to do business in the States of California and Connecticut and a wholly owned subsidiary of CIGNA Financial Partners, Inc. ("CFP"), which is in turn, a wholly owned subsidiary of Connecticut General Corporation ("CGC"), which is in turn, a wholly owned subsidiary of CIGNA Holdings, Inc., which is a wholly owned subsidiary of CIGNA Corporation ("CIGNA"), a publicly held corporation whose stock is traded on the New York Stock Exchange.

   The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

   On January 31, 1985, the Partnership acquired from IFD Properties, Inc.-First, ("IFD-First"), an affiliate of the General Partner, fee title, subject to a first mortgage note and seven deeds of trust, to seven apartment complexes (the "Investment") and related site improvements in the State of California for the aggregate purchase price, excluding acquisition fees and expenses, of $146,000,000.

   During 1990, one of the seven apartment complexes was sold. Of the remaining six apartment complexes (the "Project"), three were operated as conventional apartment complexes and three were operated under the R & B OAKWOOD marketing concept ("OAKWOOD") during 1993. During 1994, one of the three OAKWOOD properties will be converting to conventional operation. See Items 2 and 7 for a definition and discussion of the OAKWOOD concept.

   On January 17, 1994, the Sherman Oaks OAKWOOD property sustained extensive damage during the Southern California earthquake. The property was "red-tagged" by city officials, a designation issued to buildings considered totally unsafe for use. The extent of the damage is currently being reviewed and the ultimate effect on the Partnership's operations and value of the Project is unknown. The Partnership's Project is insured for earthquakes (5% deductible) and business interruption.

   The Project, in aggregate, is currently subject to a modified first mortgage and a related party second mortgage. See Item 7 and the Notes to Financial Statements for a description of encumbrances.

   Although the cost to the Partnership for the Investment was an aggregate purchase price, the General Partner allocated cost, including the assignment fee and certain capitalized fees and expenses, to each of the properties based on their appraised values at the time of purchase. The allocated cost is set forth in the table below:

                                 Purchase Price,
                                 Assignment Fees
                                  and Certain
Name of Property                 Capitalized Fees       No. of         Year
and Location (a)                 and Expenses (b)       Units        Completed
1. Amberway Apartments
   Anaheim, California             $15,691,572           272            1983

2. Pacifica Club
   Huntington Beach,
   California                       17,619,662           304            1971

3. Oakwood Apartments
   Los Angeles, California          22,968,097           363            1966

4. Mission Bay East
   San Diego, California            42,077,743           564            1970

5. Oakwood Apartments
   Sherman Oaks,
   California(c)                    22,442,254           372            1969

6. The Torrance Property
   Torrance, California(d)          14,901,734           248            1965

7. Arbor Park Apartments
   Upland, California               11,745,533           260            1971

(a) Reference is made to Item 7 and the Notes to Financial Statements for a description of the original and current long-term indebtedness secured by the Project in aggregate and to Schedule XI for additional information.

(b) The Partnership's total investment in the Investment was $147,446,595, representing the purchase price of $146,000,000 and assignment fees and certain capitalized fees and expenses of $l,446,595.

(c) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and is currently unoccupied.

(d) This property was sold October 25, 1990. Reference is made to Item 7 and the Notes to Financial Statements for a description of the sale.


   The Partnership's real property investments were described in Form 8 dated July 25, 1986, under Item 3 thereof, which descriptions are hereby incorporated by reference.

   During 1993, the United States economy showed signs of improvement as it moved from a generally jobless recovery to a sustained expansion with good and consistent job creation in all parts of the country except California. Generally apartment markets were challenged by increased levels of home ownership which left occupancies and rents relatively unchanged from a year ago. In 1993, apartment markets stabilized with minimal construction activity, occupancies in the low 90% range, and rental growth approximating inflation. The short-term outlook is for more of the same. The current wave of new household formations and mobility associated with increased confidence and economic growth is causing a strong push to higher levels of home ownership and also creating apartment demand. The biggest risk to apartment markets is a long-term shift to greater home ownership driven by aging demographics combined with low interest rates and renewed economic vitality. The somewhat lower risk to Southern California's apartment market is due to high housing prices and overall weak economy. Multifamily housing starts in 1993 were the lowest on record. Southern California followed the Northeast in the largest declines in multifamily housing starts for 1993.

   Although according to recent employment figures, California's economy has still not reached its bottom, a weak job recovery is expected to begin generally in California during the second half of 1994. Southern California will remain the weakest region of the State. This expected job growth for 1994 ranks California as one of the three weakest states in terms of job growth.

   California is estimated to have lost another 170,000 jobs during 1993, bringing total jobs lost since 1990 to 526,000. Most of these job losses have occurred in manufacturing (half of which can be attributed to the defense and aerospace industries), wholesale and retail trade, and construction. Service related jobs have actually grown by 3% since 1990, and coupled with construction, will be the main drivers behind an overall job increase in 1994.

   The impact of the January 17, 1994 Los Angeles earthquake on both the national and California economies, and on California's real estate markets is currently unknown. On an overall perspective, the damage from the earthquake has been estimated at $15 billion, approximately one-half the amount of the damage associated with Hurricane Andrew. As the earthquake damage is either replaced or repaired, a short-term increase in spending and construction is expected, providing a temporary boost to the Southern California economy. The rebuilding is expected to be completed by mid-1995, contributing to an overall economic slowdown projected for 1995.

   At the end of January 1994, statistical data was compiled from the inspection reports prepared by the Los Angeles Department of Building and Safety. Due to the frequent occurrence and magnitude of after shocks, numerous reinspections have occurred that are not reflected in this data.
By the end of January 1994, approximately 35,000 buildings had been inspected. The information available included a building status code:
Green "Inspected" tags are issued to each structure which has been inspected and determined to be safe for regular use. Yellow tags marked "Limited Entry" are issued to each structure which has been determined to be partially useable, but in which some areas of the structure are still not safe for use. Red "Unsafe" tags are issued for structures which are determined to be totally unsafe for use. Absent a change in their status due to reinspection, such "red tagged" buildings will likely require significant rehabilitation or demolition. The damage to housing was a city wide problem with significant damage concentrated in the Northridge, Studio City, Canoga Park, Winnetka, Sylmur, Crenshaw, and Los Feliz areas. In multifamily housing structures, over 1,300 buildings with over 33,000 units and an estimated population over 92,000 persons are either partially or fully vacated. Approximately 11,000 multifamily buildings were estimated to have some damage. Of the 11,000, over 700 buildings with estimated damage of $500 million were reported as "red tagged". Updated reports are likely to show large increases to all categories of the initial report. A major objective of the city and property owners is to restore market stability. Many hurdles will be encountered including market value declines, complexity of reinvestment decisions, limitations on capital resources, and complexity of debt holders positions. The Sherman Oaks property, located in Los Angeles, was extensively damaged by the Los
Angeles earthquake. The property was "red-tagged" by city inspectors and significant portions of the property are likely to require extensive repair or complete rebuilding. The effects of the earthquake on the housing markets of the damaged areas is unknown but generally believed to be negative in the short-term.

As can be seen from the preliminary numbers, the competition for residential multifamily once the area is rebuilt will be extraordinarily intense. As a result of the extensive repair or complete rebuilding, the newness factor will push the market toward homogeneity. Each owner will have to compete for an entirely new tenant base. In addition, the pool of available residents will most likely be much less than available capacity as attracting prospective tenants to the area is perceived as difficult in the short-term. The competitive submarket for the Sherman Oaks property is defined as the area bordered by Burbank Boulevard to the north, Cold Water Canyon Avenue to the east, Ventura Boulevard to the south, and Victory Boulevard to the west. The primary market in which the property is located contains very little commercial activity. The market is mature and affluent, growing at a much slower pace than Los Angeles as a whole. Very little vacant land is available for construction of new apartments except what has become available through the demolition of single family homes and small duplex and fourplex buildings. In their place are constructed much higher density buildings. The primary market suffered very extensive damage as a result of the earthquake. If repaired, the Sherman Oaks property will face strong competition, all of which will be attempting to lease newly refurbished or rebuilt buildings. Inversely, many smaller multifamily buildings may be unable to repair or replace which could actually improve the competitive position and increase rates. Most of these buildings will have lost their previous tenant base and will be faced with a negative market psychology resulting from the earthquake.

   Regardless of the earthquake, Los Angeles has been experiencing a significant downturn in its economy since 1990. With a population of over nine million, Los Angeles is the largest metropolitan area in the country. Los Angeles accounts for approximately 30% of California's total non-farm employment base. The economic structure is diverse with high-tech defense-oriented manufacturing, apparel and textile manufacturing, entertainment and service industries, and international trade. Los Angeles has benefitted from defense contracts and the earlier surging housing and commercial construction markets, but these successes, in turn, have made the area particularly vulnerable to the protracted economic downturn. Los Angeles' economy is expected to continue to contract through most of 1994 before posting any type of modest increases in 1995. Improving prospects for the trade, business, service, and entertainment industries will be overwhelmed by the steady job declines in manufacturing. Los Angeles will rank as one of the weakest large metro economies over the next year.

   The West Los Angeles property's primary market is defined as Olympic Boulevard to the north, Overland Avenue to the east, Culver Boulevard to the south, and Centinela Boulevard to the west. Population growth in the immediate vicinity is forecast to grow very slowly due to a slight decrease in the total number of households. The West Los Angeles property is showing a strong shift in demographics as its economic base changes and average income levels have fallen. Like Sherman Oak's primary market, the West Los Angeles market is mature and has seen a significant amount of residential properties replaced with buildings able to occupy a greater
number of tenants.   Unlike Sherman Oaks, however, the West Los Angeles
market has significantly more hotel and corporate-type competition. The property is 70% furnished, which caters to a more short-term renter. Competition from hotels remains fierce and soft real estate markets and increasing vacancies within the conventional market has led many conventional operators to enter the corporate market. As a result of the increased competition, the West Los Angeles property has reduced its price 8% on studios, 17% on one bedroom units, and 10% on two bedroom units since 1991. The West Los Angeles property's age and quality falls below average levels compared to its immediate market. The soft market conditions have also led to reduced rates, increased concessions, and more flexibility in credit policies for conventional apartment units.

   The San Diego property is located in the Mission Bay area of San Diego. San Diego ranks as the sixth largest city in the United States. The city's climate and location provide for a diverse economic base including tourism, international trade (increasing rapidly, especially with Mexico), agriculture, military and government, manufacturing and services. Although the area still has a large military presence, its economic base has diversified substantially over the past two decades. Aerospace, electronic components, instruments, wholesale trade and business services are the key components to the economic base. San Diego is also the center for a growing cluster of biotechnology industries. As with California in general, San Diego's economy remains weak. Employment has continued to decline, led by weakness in the construction, manufacturing, and trade industries. Large aerospace firms continue to aggressively reduce work forces. Construction and trade, already greatly reduced from the collapsed commercial real estate market and tepid consumer spending, fell 7% and 2.5%, respectively, during 1993. One positive sign for San Diego that is negative for multifamily housing has been the increase of home sales and residential construction activity. The economy for San Diego is expected to remain weak throughout 1994, with some strengthening possibly occurring in 1995. By 1995, cuts in commercial construction, defense, and financial services should be ending and San Diego will be poised to take advantage of expanding tourist industries, residential construction, and NAFTA. The promise of additional trade should boost the demand for transportation, business, and financial services. The submarket in which the Mission Bay property operates has reported a 3% vacancy factor while San Diego County reported a 5.5% vacancy. The Mission Bay submarket has increased occupancy while other less affluent areas have experienced drops. Rents have generally been lowered to regain lost occupancies and the use of rent concessions has been widespread. The property's attractive beach area location, combined with the renovation program and competitive rates, has allowed Mission Bay to effectively compete for market share. The Mission Bay property has moved more towards unfurnished apartments and the conventional apartment business. During 1994, the property will completely convert to conventional apartment units from OAKWOOD. The property's rental rates are generally priced $50 to $100 below newer, higher graded competitors, although a lack of supply of two bedroom units has allowed the Mission Bay property to set these prices very close to the upscale competition. As the market strengthens, the competition is expected to raise rates allowing the Mission Bay property another opportunity to attract price sensitive tenants.

   The Anaheim property is located in Orange County's largest city. Orange County is the third largest metropolitan area in California and the fifteenth in the country. Anaheim's population has increased by 28% since 1980 and it is ranked as one of the wealthiest regions in the nation. Anaheim is a major center for finance, business, accounting, and legal services. Manufacturing comprises 20% of the employment base with concentrations in high-tech industries. Anaheim also receives a disproportionate share of prime defense contract awards. The city's favorable long-term outlook led to an overbuilt rental market which, when combined with weakened economic conditions, led to an extremely competitive environment. During 1992, economic conditions weakened in Orange County as approximately 90,000 jobs were lost, including more than a third of the defense-related base. Because the defense industry generates so many other jobs in the area, such as construction and retail trade, the overall impact on the economy has been substantial. Anaheim's recession-plagued economy appears to have stabilized somewhat from the significant declines experienced in 1992. Although weakness in manufacturing has accounted for the overall downward trend in the region's economy, gains in the service sector have worked to offset the overall drop. The Anaheim property has not been directly impacted by the defense industry layoffs and downsizing due to the property's relatively far commuting distance to the large defense contracting companies. The property's resident profile is more focused on the service industry. Although the property has exposure to out-migration trends which have continued throughout California, movement to home ownership should not negatively impact occupancy levels as home prices remain high, despite a 7% deflation in median home prices to $217,000. A new 285 unit property was added to the competitive market in 1992 and initial leaseup was completed in 1993. There are currently no new plans or permits for multifamily construction outstanding in the area. Overall, occupancy in the Anaheim market remained fairly stable over the year and is not expected to increase substantially due to weak population gains forecast for the short-term. The Anaheim property has comparable monthly rates to its local competition and slightly higher per square foot rates due to the slightly smaller floor plans.

   Huntington Beach is located in the northwest quadrant of Orange County and is considered a "beach-side" community. The area continues to be zoned as primarily residential with several pockets of commercial use, specifically retail and office space. During 1993, soft economic conditions and high unemployment resulted in out- migration from Orange County leading to depressed occupancy levels and pressure to lower rental rates. The property's submarket consists of eight properties within a three mile radius which are generally conventional buildings with a corporate base of less than 10%. The Huntington Beach property converted to conventional apartments in 1992 from OAKWOOD, with corporate units comprising 5% of the property at year end. Local competition vacancies are averaging 3% to 10% and are anticipated to remain in that range based on the population base and the lack of new construction. The Huntington Beach property is estimated to have a 9% vacancy rate for 1994. Several competitors are very similar in age, averaging eighteen years old, and are all adjacent properties. Price differentials in the submarket have been attributed to age, location, and the extent of the rehabilitation of the units. During 1993, the Huntington Beach property adopted an effective rent strategy while the competition still offers free rent up front. At the Huntington Beach property, the monthly rents were lowered, effectively spreading the up front concession over the term of the lease. This strategy has positioned the property at the lowest advertised monthly rent in the area, stabilized occupancy, and increased its market share. No new construction activity is in progress or currently planned for the near future.

   The Upland property is located in the southwest corner of San Bernardino County in a region known as the Inland Empire. Classified as a bedroom community, this region's past growth has been in response to the high cost of housing in the Los Angeles and Orange counties. Economic weakness in the Los Angeles and Orange counties has reduced their relative cost of both single family and multifamily housing, thereby increasing competition for the Inland Empire. The Upland property, along with the local competition, has slowly lost residents as a result of military base closures and relocations. Defense cutbacks have necessitated corporate downsizing which has also led to relocations and out-migration trends. Overall, the area's short-term prospects remain weak given the continuing recession in the Los Angeles region. Lower housing costs compared to Los Angeles and Anaheim will allow the Inland Empire region opportunities for migration and population growth as the neighboring communities recover in the next two to five years. Vacancy rates at the property are consistent with these trends as well as the market's overall inability to increase rates. The property's overall rental rates remain competitive for both one and two bedroom floor plans.

   Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2 on the following page.

   The Partnership itself has no employees; however, the unaffiliated property managers engaged by the Partnership maintains on-site staff. For a description of property management services provided by CIGNA Investments, Inc. ("CII", formerly CIGNA Capital Advisors, Inc.), and the terms of transactions between the Partnership and affiliates of the General Partner, see Item 13 and the Notes to Financial Statements.

   The following list details operating revenues for each of the Partnership's investment properties as a percentage of the Partnership's operating and interest revenues during 1991, 1992 and 1993:

                                      1991              1992              1993
The Anaheim Property                   11%               11%               11%
The Huntington Beach Property          14%               13%               14%
The West Los Angeles Property          19%               21%               20%
The San Diego Property                 25%               25%               26%
The Sherman Oaks Property(a)           19%               20%               20%
The Upland Property                     9%               10%                9%

(a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and is currently unoccupied.

   In 1991, interest from investments in short-term interest bearing instruments and interest earned on investor notes accounted for the balance of Partnership operating and interest revenue. In 1992 and 1993, interest income accounted for less than 1% of Partnership revenue.

   Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities". The Partnership is engaged in passive activities and therefore investors are subject to these rules. Passive losses in excess of passive income are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the

Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

Item 2.  Properties

   The Partnership owns directly (subject to first and second mortgage loans) the properties described in Item 1 hereof. See Notes to Financial Statements for a description of unaffiliated management agreements. The Partnership has engaged one of the two management companies to manage three of the remaining six properties pursuant to the "OAKWOOD" marketing concept (see Item 7 below). During 1994, one of the three remaining OAKWOODS will convert to conventional operations. One of the four components of the OAKWOOD concept provides that apartments will be leased in accordance with month-to-month, six-month, or one-year rental agreements with a minimum 30-day stay. Though a portion of the apartments are operated under the OAKWOOD concept, the Partnership has reserved a number of furnished and unfurnished units for longer-term leases to meet total market needs.
Leases are generally for a term of one year or less. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

   The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties during 1989, 1990, 1991, 1992 and 1993 (a):

        The Anaheim   The Huntington  The West    The San  The Sherman  The Upland
         Property     Beach Property  Los Angles  Diego       Oaks       Property
 			  																																Property    Property   Property
   1989
At 3/31    89%            76%          87%         77%        84%          83%
At 6/30    99%            99%          96%         93%        94%          93%
At 9/30    94%            98%          97%         81%        90%          87%
At 12/31   86%            95%          85%         73%        90%          93%
   1990
At 3/31    92%            98%          90%         73%        94%          91%
At 6/30    94%            97%          94%         71%        90%          94%
At 9/30    89%            92%          88%         85%        92%          94%
At 12/31   89%            86%          77%         78%        89%          88%
   1991
At 3/31    85%            93%          87%         84%        90%          88%
At 6/30    96%            96%          95%         97%        94%          92%
At 9/30    81%            85%          84%         83%        84%          94%
At 12/31   72%            72%          74%         78%        84%          94%
   1992
At 3/31    84%            83%          89%         86%        85%          91%
At 6/30    75%            89%          94%         93%        90%          94%
At 9/30    85%            89%          87%         87%        90%          87%
At 12/31   90%            85%          83%         72%        93%          92%
   1993
At 3/31    91%            91%          85%         86%        87%          92%
At 6/30    96%            86%          93%         92%        88%          90%
At 9/30    94%            94%          92%         86%        88%          91%
At 12/31   91%            96%          83%         97%        84%          91%

(a) The Torrance Property was sold on October 25, 1990; therefore the Torrance occupancy statistics have not been included in this presentation.

(b) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and is currently unoccupied.


Item 3.  Legal Proceedings

   The information disclosed in Notes to Financial Statements-Litigation, included herein, is incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

   As of December 31, 1993, there were approximately 536 record holders of Units, including the Initial Limited Partner, the Class A Limited Partners, and the seven Class B Limited Partners.

   The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). Units of Registrant are not listed or quoted for trading on an established securities exchange. However, CFP will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if any. Frequent sales of Units utilizing these services could cause the Registrant to be deemed a PTP. If Registrant were classified as a PTP, (i) Registrant may be taxed as a corporation, or (ii) income derived from an investment in Registrant would be treated as non-passive income. In June 1988, the IRS issued Notice 88-75 in which it established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. One such safe harbor, applicable to a partnership in which all interests were issued in a private offering, exempts a partnership from PTP characterization (regardless of how many Units in such partnership are traded) if either (A) the partnership does not have more than 500 partners, or (B) the initial offering price of each unit of partnership interest is at least $20,000 and the partnership agreement provides that no unit of partnership interest may be subdivided for resale into units smaller than a unit the initial offering price of which would have been at least $20,000. Registrant has more than 500 partners, and although the initial offering price of the Units was at least $20,000, the partnership agreement does not contain a provision prohibiting the subdivision of Units for resale into Units with a price of less than $20,000. Thus, Registrant cannot avail itself of this exception to potential classification as a PTP. Consequently, the Registrant has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, Registrant will satisfy at least one of the alternative safe harbors contained in the IRS Notice. Such a restriction could impair the ability of an investor to liquidate his investment.

   It is unlikely that any funds will be available for distribution, including proceeds from the sale of any remaining Partnership property. Proceeds from the sale of the Torrance property in 1990 were used to reduce mortgage principal and accrued interest, thus reducing the ongoing debt service requirements of the Partnership (see the Notes to Financial Statements). Any cash flow that is available for distribution with respect to any year or portion thereof will be distributed 99% to the Limited Partners and 1% to the General Partner. Reference is made to Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners and charged to limited partner capital accounts.

Item 6. Selected Financial Data (a)

                           California Seven Associates Limited Partnership,
                                     a California limited partnership

                              December 31, 1993, 1992, 1991, 1990 and 1989
                       (In thousands except per Unit and footnoted information)
                            (not covered by Report of Independent Accountants)

                                 1993      1992       1991       1990      1989

Total income                 $ 17,979  $ 18,156   $ 19,514   $ 23,573  $ 24,497
Net income (loss) (b)          (6,554)   (6,386)    (5,432)     6,544   (12,578)

Net income (loss) per unit (b)
   Class A                    (17,924)  (17,465)   (14,856)    14,566   (34,399)
   Class B                         --        --         --    263,570        --
Total assets                  101,769   106,512    113,058    117,478   136,071
Long-term obligations         111,984   111,984    111,984    118,544   151,024

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes herein. Reference is made to Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners. These payments are charged to limited partner capital accounts and have not been included as part of the above presentation.

(b) Included in 1990 is $7,330,011 gain on sale of property ($6,050,815 or $16,715 per Unit for Class A and $790,711 or $263,570 per Unit for Class B) and $6,110,706 gain on debt refinancing ($16,711 per Class A
       Unit).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   The Partnership was formed on January 30, 1985 in the State of California for the purpose of acquiring from IFD Properties, Inc.-First (an affiliate of the General Partner) and operating seven apartment complexes located in such state. CFP had entered into a purchase and sale agreement, dated as of January 15, 1985, with IFD Properties, Inc.-First to acquire the fee estate in the Investment. On January 30, 1985, CFP assigned all its rights under the agreement to the Partnership. Pursuant to the agreement, the Partnership acquired the Investment on January 31, 1985 for the aggregate purchase price of $146,000,000.

   The Partnership accepted title to the Investment subject to the existing first mortgage note and the seven deeds of trust, held by The Travelers Insurance Company and in February 1985 obtained from Brookside Savings & Loan Association, Los Angeles, California, a nine-year second mortgage loan in the principal amount of $20,000,000. The Partnership is currently operating under the second modification of the first mortgage. The second mortgage was refinanced by a combination of debt forgiveness by Brookside Savings and Loan Association, Partnership reserves, and a $14,000,000 related party mortgage note in 1990. Reference is made to the Notes to Financial Statements for a description of the mortgage debt, modifications and refinance thereto. In conjunction with the first mortgage's initial modification, the Partnership established a $1 million escrow account in the name of the lender which had earned approximately $206,000 in interest as of the date of the second modification. As a requirement of the second modification, $706,000 was applied toward deferred interest.

   In October 1990, concurrent with the first mortgage's second modification and second mortgage refinance, the Partnership sold the Torrance property for a gross sales price of $20,750,000. After closing costs, the Partnership netted approximately $19,787,000. Of that amount, $19,000,000 was required to be paid to the first mortgage lender; $14,000,000 was applied to principal, and $5,000,000 was applied to deferred interest. Of the remaining amount, $730,000 was retained by the first mortgage lender and added to the existing escrow account for funding operating deficits and capital expenditures. Closing costs for the Torrance sale include a real estate advisory fee of $518,750 earned by an affiliate of the General Partner. The affiliate has deferred payment of this fee in order that the Partnership may utilize the funds for operations. This fee remained unpaid at December 31, 1993.

   In April 1986, pursuant to a loan agreement, the Partnership obtained from ContiTrade Services Corporation an 8% working capital loan in the principal amount of $36,649,813 (of which the Partnership received loan proceeds of $35,200,000 after deducting a $1,449,813 discount). A portion of the loan, approximately $32,900,000, was used to repay interim indebtedness secured in conjunction with the acquisition of the Project and the remainder was added to Partnership cash reserves. The loan served as a vehicle to help fund Partnership cash needs as limited partners made staged payments on capital contributions. In 1991, virtually all the limited partners made their last payment and, subsequently, the Partnership paid the final payment on the working capital loan. The difference between the limited partner note payments received and the final working capital loan payment made of approximately $500,000 was added to reserves to be used for the operational needs of the Partnership. Reference is made to the Notes to Financial Statements for a description of limited partner capital contributions.

   The mortgage escrow account, established with the first mortgage lender in conjunction with the debt modifications, was closed in 1992. The Partnership withdrew $523,000 on April 13, 1992 for renovation projects at the West Los Angeles and Sherman Oak properties. On October 23, 1992, the remaining balance, $870,000, was withdrawn for renovation projects at the San Diego, Sherman Oaks, and West Los Angeles properties, and for 1992 operating deficits.

   On January 17, 1994, the Sherman Oaks property sustained extensive damage during the Southern California earthquake. Its net book value was $17,677,130 at December 31, 1993. The property was "red-tagged" by city officials; a designation issued to buildings considered totally unsafe for use. The extent of the damages is currently being reviewed and the ultimate effect on the Partnership's operations and equity value of the Project is unknown.

The Partnership's Project is insured for earthquakes and business interruption. The insurance policy carries a 5% deductible. The Partnership's cash reserves would not be adequate to fund the deductible should the insurance proceeds be used to rebuild the property. In the case of a total loss, the first mortgage lender has discretion as to the decision to rebuild or apply the proceeds to reduce the outstanding debt obligation. Due to the Partnership's lack of capital, the Partnership would be limited to applying any insurance proceeds to the outstanding first mortgage balance, attempting to finance the deductible with one of the existing lenders, or financing the deductible with a new lender (possibly requiring a priority position). Due to the preliminary stage of the survey and analysis, the outcome cannot yet be reasonably concluded.

   At December 31, 1993 the Partnership had $1,440,476 in cash and cash equivalents which will be used for payment of working capital and accrued liabilities. The Partnership's accrued liabilities at December 31, 1993 include the January 4, 1994 first mortgage debt service payment of $716,667 and tenant security deposits of $473,000. Remaining reserves are to be used for working capital.

The cash flow deficit from property operations, inclusive of debt service, was $1,224,000 for 1993 compared with $1,600,000 for 1992. The lower deficit was a result of withholding $443,450 in debt service payments due the second mortgage lender. Property operations for 1994 have been estimated to be sufficient to cover first mortgage debt service and necessary capital expenditures exclusive of the Sherman Oaks normal property operations but inclusive of collections representing reimbursement for loss of operations (net operating income) from the business interruption insurance.

   The rehabilitation projects at West Los Angeles, Sherman Oaks and Mission Bay East were almost complete at the end of 1993. West Los Angeles had budgeted for 86 units but only completed 34. The property has budgeted another 29 units at a cost of $19,200 for 1994. Mission Bay has approximately 60 units left to rehabilitate which have been deferred to 1995 with minimal impact expected on earnings. Capital expenditures for the Project, exclusive of Sherman Oaks, are planned at approximately $289,000 for items needed for safety and structural integrity, as well as items needed for leasing, such as appliance replacement. Expenditures will be limited to those which can be funded from property operations after first mortgage debt service.

   Results for 1993 continued to draw on Partnership reserves after debt service and capital expenditures. Due to depressed property operations and lack of equity beyond the mortgage holders, the Partnership withheld its November 1, 1993 and subsequent second mortgage debt service payments. Although the second mortgage lender has acknowledged the default, the Partnership has not yet received notice of acceleration. The Partnership is currently discussing a remedy to the default which could include cash flow debt service payments. The Partnership also continues to hold open discussions with the first mortgage lender for possible further note modification prior to the debt maturity in May 1995. If the Partnership is unable to modify the first mortgage note prior to debt maturity or a debt modification allows no potential benefit to the Partners, the Project may be subject to foreclosure.

   If the second mortgage remains in default, the Partnership could lose the properties through foreclosure with no cash available to investors. A foreclosure would result in an income allocation to the Partners; although, if limited partners had been suspending passive loss allocations as required by the Tax Reform Act of 1986, the suspended losses available are estimated to be more than the potential foreclosure income allocation, resulting in an available net loss. In a year in which the Partnership disposes of the Project and the Partnership is subsequently dissolved, suspended losses will be available for use by investors to offset ordinary income.

   For a discussion of the markets effecting each of the properties' operations, reference is made to Item 1. Business.

   During 1992, the Partnership enacted strategies to improve 1993's net cash flow from operations over 1992 results. Amberway and Pacifica Club converted from OAKWOOD to conventional operations. Remaining OAKWOODS unfurnished a number of units and reduced administrative costs. The changes were an attempt to stabilize occupancy and reduce expenses. Arbor Park was converted to conventional operations during 1991.

Although rental rates on conventional units are lower than OAKWOOD units, a more stabilized occupancy and administrative cost savings were expected to more than offset the rate reduction for the year.

   During the second quarter, two of the conventionally run properties, Pacifica Club and Arbor Park, had problems with maintaining or increasing occupancy coupled with delinquent rents. Due to market pressures, virtually all of the competition has been offering up front rental concessions, such as the free rent for the first month. During May and June, up front concessions offered throughout the first two quarters at Pacifica Club and Arbor Park were dropped and the properties switched to an effective rent strategy. Monthly rents were lowered, effectively spreading the up front concession over the term of the lease. The market in which Pacifica Club operates remains very competitive. For the third quarter, over 80% of the property's vacancy was made up of one bedroom units as renters double up and seek two bedroom units to save expenses. During the fourth quarter, discounts were offered at Pacifica Club's one bedroom units, which further stabilized occupancy. The effective rent strategy has begun to work at Pacifica Club as evidenced by the property's occupancy percentage growth by the end of the year. Although down approximately 3% for the year, Pacifica Club's rental income increased approximately 11% over the prior quarter and the same quarter of the prior year. The effective rent strategy has also assisted in the leasing efforts at Arbor Park. Occupancy has been maintained with a 5% increase in rental income from last quarter. Revenues are down approximately 5% year-to-date compared to last year. The Partnership's other conventional property, Amberway, has reported very strong occupancy and increased levels of rental income. Average occupancy at Amberway for 1993 was 93% compared with the average for 1992 of 84%. In late May, the property began a program to increase rental rates which improved rental income for the year. Overall, expenses at the three properties were down due to the conversion, but Amberway's repair and maintenance expenses were up because of a painting project which was required to enhance curb appeal. As expected, the newly painted property has attracted a greater number of tenants at higher rates. Net operating income at Pacifica Club, Arbor Park, and Amberway for this year versus last year was up $27,000 or 2%, down $141,000 or 15%, and up $170,000 or 19%, respectively.

   For 1994, the Partnership plans estimate an overall increase in net operating income at the conventional properties as a result of the painting expenses incurred in 1993 at both Amberway and Arbor Park. Rental income is estimated to remain relatively flat due to continued weaknesses in the California markets.

   At the OAKWOODS, the strategy of unfurnishing was expected to create more lease base and, therefore, greater stability and reduced turnover. At Sherman Oaks, the implementation of the strategy has been limited as corporate demand was strong throughout the year. The conventional business was slow, but the corporate business allowed Sherman Oaks to report revenues within 3% of the prior year. Rental rates have decreased significantly at West Los Angeles as the result of severe competition and the depressed economy. Rental income is down $139,000 or 4% from the prior year. Increasing the conventional lease base to 26% in 1993 helped increase rental income by $100,000 for the second half of the year. The unfurnishing appears to stabilize occupancy and will be increased to 30% in 1994. The San Diego market has been firming slightly, but rates still have not improved. Rental income is up 1% from the previous year due to a very strong fourth quarter. OAKWOOD administrative costs have been reduced at Sherman Oaks, West Los Angeles, and Mission Bay East, but have been offset by increases in furniture rental, repairs and maintenance, and utilities. In December, a recommendation to convert the Mission Bay property to conventional operations was approved. The property is the lowest quality OAKWOOD in the San Diego market and has found it difficult to compete within this market niche. In addition, a majority of the Mission Bay property's OAKWOOD has been naval industry related. This business is expected to decline through 1994, shrinking the property's primary source of OAKWOOD business. It is anticipated that the conversion from OAKWOOD to conventional operations will save approximately $205,000 in expenses while maintaining revenues at 1993 levels.

   Overall, occupancy has been increasing, the properties are realizing administrative cost savings, and rental rates are beginning to stabilize and increase. However, heavy rains in the first quarter, the decrease in Southern California tourism, and the weak economy all contributed to sustained depressed results. Overall, net operating income for the 1993 was within 1% of 1992.

Results of Operations

   The Investment was acquired and R & B Apartment Management Company engaged for the purpose of managing the Investment pursuant to the OAKWOOD marketing concept which R & B originated. Three of the remaining six properties are operated under this concept with one scheduled for conversion to conventional operations in 1994. The OAKWOOD concept has four components:

   (1)     studio, one bedroom, and two bedroom furnished apartments;
   (2) month to month, six month and one year rental agreements with a minimum 30-day stay;
   (3)     optional houseware package with maid service;
   (4) middle-to-upper income level tenants who are in need of temporary housing.

   The concept has proven popular with corporate clients for temporary housing, relocation, and new employees.
R & B has also found Southern California to be well suited to the OAKWOOD concept as it has a sizable affluent population which frequently leases on a short-term basis. The soft market conditions in Southern California during the past three years have led to increased competition for corporate tenants and also reduced popularity of this concept as corporations have trimmed expenditures and the region has lost jobs. Consequently, the Partnership converted three properties to conventional apartments in 1991 and 1992 and began unfurnishing more units at the remaining OAKWOODS to stabilize occupancy. In 1994, one of the remaining OAKWOODS will also convert to conventional operations.

Results - 1993 compared with 1992

   Total 1993 rental income was $17,266,927 compared to $17,476,053 in 1992. The 1993 rental income decline of $209,126 or 1.2% was primarily the result of continued weakness in the Southern California economy and increased competition, both of which have had an adverse impact on occupancy and, subsequently, rental rates. These factors have combined to support the Partnership's decision to convert a number of the properties to conventional apartments and unfurnish more units at the remaining OAKWOOD properties to maintain occupancy and market share.

   The West Los Angeles and Sherman Oaks properties have traditionally had the highest percentage of corporate rental activity and, therefore, were the hardest hit by the slowdown in corporate rentals in the prior year. The decision to discount rates and unfurnish some of the units has helped to stabilize occupancy.

   Throughout the first three quarters of the year, Sherman Oaks was able to maintain approximately the same rental income level, down only $42,000 through September; however, decreased demand in the fourth quarter resulted in a decrease to rental income of $111,000 for the year. The West Los Angeles property showed some improvement for the current year fourth quarter versus the 1992 fourth quarter, but revenues were still down $139,000 compared to the prior year due to the depressed economy. Higher fourth quarter occupancy at Mission Bay East, due to strong corporate demand, resulted in a $50,000 increase in rental income over the twelve month period.

   At the conventional properties, rental income decreased at Pacifica Club and Arbor Park and increased at Amberway for the year ended December 31, 1993, as compared to 1992. Rental income at Pacifica Club has dropped $62,000 for the year and Arbor Park's revenue fell $82,000, both the result of lower rates. These decreases were offset by a $134,000 increase at Amberway due to increased rates and higher average occupancy. Occupancy has been stabilizing and has improved from the prior year at both Pacifica Club and Amberway.

   Other income increased for the year ended December 31, 1993, as compared with 1992, due mainly to $49,000, $52,000 and $35,000 of redecorating fees resulting from new laundry contracts received at Amberway, Pacifica Club and Arbor Park, respectively.

   The increase in property operating expenses for the year ended December 31, 1993, as compared with 1992, was partially due to increased furniture rental expense at West Los Angeles and Sherman Oaks resulting from the decision to rent rather than purchase replacement furniture as part of the rehabilitation projects. Repairs and maintenance expenses increased in the first quarter at West Los Angeles, Sherman Oaks, and Amberway as a result of damage incurred from the heavy rains in Southern California in early 1993. Painting projects were completed at Amberway and Arbor Park to enhance curb appeal. In addition, repairs and maintenance increased at Sherman Oaks due to pipe damage. Utilities increased at each of the properties except Amberway due to increases in utility rates and the conversion to more conventional apartments.

   Property taxes are down for the year ended December 31, 1993, as compared with 1992, due to a $49,604 property tax refund received for Mission Bay East for fiscal year 1993 (July 1, 1992 to June 30, 1993), as well as decreased assessments at Mission Bay East and Pacifica Club.

   Base management fees were generally lower due to overall decreases in revenue. However, the decrease was offset by an incentive management fee of approximately $46,000 earned for Mission Bay East in 1993 compared to an incentive fee of $36,000 earned in 1992 for Sherman Oaks.

   The decrease in property administrative expense for the year ended December 31, 1993, as compared with 1992, was the result of reduced corporate administrative expenses at the three remaining OAKWOOD properties and also at the converted properties. Cost cutting efforts at each of the Partnership's properties also contributed to lower administrative expenses. These decreases were partially offset by an increase in bad debts at Amberway and increased payroll related expenses at Arbor Park.

   The decrease in interest income in 1993 as compared with 1992 was due to the decrease in the average cash balance invested as a result of cash flow deficits. In addition, during 1992 the cumulative balance in the mortgage escrow account was withdrawn to fund capital improvement projects.

   Depreciation increased for the year ended December 31, 1993, as compared with 1992, due to the additions associated with the rehabilitation projects at the three OAKWOOD properties. Amortization decreased for the year ended December 31, 1993, as compared with 1992 due to deferred loan costs becoming fully amortized during 1993.

Results - 1992 compared with 1991

   Rental income decreased in 1992, as compared with 1991, due to a weak economy and intensified competition in Southern California resulting in lower occupancy, reduced corporate demand, and downward pressure on rental rates. The Partnership reduced rental rates to maintain occupancy and market share, converted some OAKWOODS to conventional apartments and unfurnished a portion of the remaining OAKWOODS to create more stability.

   The West Los Angeles and Sherman Oaks properties have traditionally had the highest percentage of corporate rental activity and, therefore, were initially the hardest hit by the slowdown in corporate rentals. These properties accounted for the majority of the 1991 decreases and did not begin to rebound until the second half of 1992. Rental income at these properties decreased approximately $28,000 in 1992, despite an increase of approximately $128,000 for the fourth quarter resulting from the rehabilitation project and a weak prior year fourth quarter.

   Rental rates were discounted at Amberway and Pacifica during the first quarter of 1992 to help increase falling occupancy. The rates were further reduced when the properties were converted to conventional apartments. The rate reductions have resulted in a stabilization of occupancy. Rental income for Amberway decreased $173,000 for the year despite a $44,000 increase for the fourth quarter. Occupancy and rental rates have not stabilized sufficiently to allow Pacifica Club to reverse the falling revenue trend. Rental income for the property decreased $342,000 for the year and $73,000 for the fourth quarter.

   Rental rate discounts and free rent concessions were implemented in 1992 in an effort to maintain occupancy levels at Arbor Park. Increasing vacancy in Los Angeles and Orange counties has put downward pressure on rates. For 1992, as compared with 1991, rental income decreased approximately $102,000.

   Rental rate decreases were also used to boost falling occupancy levels at Mission Bay East during the past three quarters of 1992. The resulting decline in rental income has more than offset gains made in the first quarter relating to leftover rentals from the America's Cup Challenger eliminations. Rental income decreased at this property by approximately $270,000 for 1992.

   The decrease in other income for 1992, as compared with 1991, was mainly the result of an overall decrease in occupancy. This decrease was partially offset by slight increases in facility rentals at several properties and a slight increase in furniture rental income at Amberway.

   The increase in property operating expense for the year ended December 31, 1992, as compared with 1991, was mainly due to increased furniture rental expense at Sherman Oaks and West Los Angeles. A decision was made to rent rather than purchase replacement furniture as part of the rehabilitation projects. Additional increases were the result of increased repairs and maintenance expense of approximately $100,000 at Amberway and Pacifica Club. This increase was partially offset by savings in repairs and maintenance expense of approximately $59,000 at West L.A. as a result of the rehabilitation project. The remaining increase was the result of relatively minor increases in insurance expense and utilities at the Partnership's properties.

   The decrease in management fee expense for the year ended December 31, 1992, as compared with 1991, was the result of significantly lower rental income in 1992 as mentioned above. Included in management fees for 1992 was an incentive management fee of approximately $36,000 relative to Sherman Oaks.

   The decrease in property administrative expense for the year ended December 31, 1992, as compared with 1991, was mainly the result of reduced corporate chargebacks from the management company and strong cost cutting efforts. Significant areas of savings included payroll, fringe, advertising and promotion. Corporate chargebacks related to the OAKWOOD concept were eliminated at Amberway and Pacifica Club when they were converted to conventional apartments, resulting in decreased administrative costs of approximately $247,000. Through negotiations with the management company, corporate chargebacks were also eliminated at Sherman Oaks and reduced at West L.A., resulting in reduced administrative costs of approximately $160,000. Most of the remaining decreases were the result of savings of approximately $32,000 at Mission Bay East from a 10% staff reduction and strong cost cutting efforts at Arbor Park coupled with continued savings from the conversion to conventional apartments, resulting in savings of approximately $127,000.

   Depreciation and amortization expense decreased for the year ended December 31, 1992, as compared with 1991, despite the capital additions over the prior two years. The decrease was the result of the expiration of the useful lives of certain components of the Partnership's investment properties and a 1991 adjustment of approximately $210,000 to amortize the remaining balance of the deferred costs associated with the Brookside debt retired in 1990.

   Interest income and expense decreased for the year ended December 31, 1992, as compared with 1991, due to the receipt of the final investor note payment along with the repayment of the working capital loan in 1991. Interest income was also affected by reduced cash balances, as the result of operating deficits, and reduced interest rates in the current year.

   The decrease in management and administrative fees to affiliates for the year ended December 31, 1992, as compared with 1991, was mainly due to the expiration of the partnership administrative and management fee effective January 1, 1992.

   The decrease in general and administrative expense for the year ended December 31, 1992, as compared with 1991, was the result of higher professional fees in the prior year associated with the allocation of 1990 sales proceeds for tax purposes.


Inflation

   Since inflation has been at a low rate during 1993, 1992 and 1991, the effect inflation and changing prices have had on current revenue and income from operations has been minimal.

   Inflation in future periods may increase rental rates (from leases to new tenants or renewals of leases to existing tenants) assuming no major changes in normal market conditions. At the same time, it is anticipated that property operating expenses will be similarly affected. Assuming no major changes in occupancy levels, increases in rental income are expected to cover inflation driven increases in the cost of operating the Project and property taxes. Inflation may also result in capital appreciation of the Project over a period of time as rental rates and development costs increase.

Item 8.          Financial Statements and Supplementary Data


                        California Seven Associates Limited Partnership,
                                a California limited partnership


                                               Index

                                                                         Page

Report of Independent Accountants                                         21
Financial Statements:
   Balance Sheets, December 31, 1993 and 1992                             22
   Statements of Operations, For the Years Ended
    December 31, 1993, 1992 and 1991                                      23
   Statements of Partners' Deficit, For the Years Ended
    December 31, 1993, 1992 and 1991                                      24
   Statements of Cash Flows, For the Years Ended December 31, 1993, 1992
    and 1991                                                              25
   Notes to Financial Statements                                          26

Schedules:
   X  -  Supplementary Statements of Operations Information,
           For the Years Ended December 31, 1993, 1992 and 1991          34
   XI -  Real Estate and Accumulated Depreciation, December 31, 1993     35


Schedules not filed:

   All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                               Report of Independent Accountants


To the Partners of
 California Seven Associates
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California Seven Associates Limited Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11 to the financial statements, the Partnership has sustained negative cash flows and is in default on its second mortgage loan obligation. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans in regard to these matters are described in
Note 5 and 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainities.

As discussed in Note 10, on January 17, 1994, the Sherman Oaks property sustained extensive damage from an earthquake. The property is considered unsafe for use and is currently not occupied. The extent of the damage is currently being reviewed and the ultimate effect on the Partnership's operations is unknown at this time.

(Price Waterhouse)

Hartford, Connecticut
February 16, 1994

                   California Seven Associates Limited Partnership,
                           a California limited partnership

                                    Balance Sheets

                              December 31, 1993 and 1992
                                 Assets               1993              1992
Property and improvements, at cost:
  Land and land improvements                     $ 20,562,073      $ 20,562,073
  Buildings                                       109,659,882       109,348,616
  Furniture and fixtures                           12,925,199        12,583,562
  Machinery and equipment                             681,295           638,158
                                                  143,828,449       143,132,409
  Less accumulated depreciation                    43,907,921        39,695,623
     Net property and improvements                 99,920,528       103,436,786

Cash and cash equivalents                           1,440,476         2,268,544
Accounts receivable                                   388,172           391,981
Prepaid expenses                                          792           196,886
Other assets                                           19,040            18,257
Deferred charges                                           --           199,046
     Total                                       $101,769,008     $106,511,500

                         Liabilities and Partners' Deficit
Liabilities:
  Notes and mortgages payable                    $111,983,903     $111,983,903
  Accounts payable and accrued expenses               446,318          417,986
  Accrued interest payable                          1,600,118          352,001
  Tenant security deposits                            472,865          399,124
  Unearned income                                     303,995          161,257
  Deferred management fees                          2,000,000        2,000,000
  Fees and reimbursements payable to the General
    Partner and its affiliates                      3,848,505        3,519,603
  Other liabilities                                    33,957           48,734
     Total liabilities                            120,689,661      118,882,608

Partners' deficit:
  General Partner                                   (732,454)        (666,914)
  Limited partners(362 Class A and
   3 Class B Units)                              (18,188,199)     (11,704,194)

     Total partners' deficit                     (18,920,653)     (12,371,108)
     Total                                      $101,769,008     $106,511,500

    The Notes to Financial Statements are an integral part of these statements.

                   California Seven Associates Limited Partnership,
                            a California limited partnership
                                Statements of Operations

                 For the Years Ended December 31, 1993, 1992 and 1991


                                        1993            1992            1991

Property operating revenues:
  Rental income                    $ 17,266,927    $ 17,476,053    $ 18,391,301
  Other                                 659,373         538,404         591,079
                                     17,926,300      18,014,457      18,982,380
Property operating expenses:
  Maintenance and repairs, furniture rental,
   insurance, and other property
   operations                         3,484,288       3,061,562       2,559,973
  Real estate taxes                   1,401,422       1,462,483       1,409,033
  Management fees                       595,936         593,330         601,222
  Property administrative             3,739,022       4,126,168       4,725,736
                                      9,220,668       9,243,543       9,295,964

     Net property revenue             8,705,632       8,770,914       9,686,416

Other operating costs and expenses:
  Depreciation and amortization       4,411,344       4,390,850       4,411,912
  Management and administrative
   fees to affiliates                   329,118         330,964         414,674
  Partnership administrative            109,978         115,422         124,074
                                      4,850,440       4,837,236       4,950,660

   Net partnership operating income   3,855,192       3,933,678       4,735,756

Interest income                          52,585         141,897         532,049
Interest expense                    (10,461,800)    (10,461,800)    (10,699,836)

     Net loss                      $ (6,554,023)   $ (6,386,225)   $ (5,432,031)

Net loss:
  General Partner                  $    (65,540)   $    (63,862)   $    (54,320)
  Limited partners                   (6,488,483)     (6,322,363)     (5,377,711)
                                   $ (6,554,023)   $ (6,386,225)   $ (5,432,031)

Net loss per Class A Unit:         $    (17,924)   $    (17,465)   $    (14,856)

    The Notes to Financial Statements are an integral part of these statements.

                        California Seven Associates Limited Partnership,
                                a California limited partnership

                                Statements of Partners' Deficit

                     For the Years Ended December 31, 1993, 1992 and 1991


                       General              Limited Partners
                       Partner     Class A     Class B   Original      Total

Balance,
December 31, 1990   $ (548,732)  $ (6,799,292)  $  --   $ (4,623)  $ (7,352,647)

Contributions -
note payments               --      6,814,018      --         --      6,814,018

Net loss               (54,320)    (5,377,711)     --         --     (5,432,031)

Balance,
December 31, 1991     (603,052)    (5,362,985)     --     (4,623)   (5,970,660)

Cash distributions          --        (14,223)     --         --       (14,223)

Net loss               (63,862)    (6,322,363)     --         --    (6,386,225)

Balance,
December 31, 1992     (666,914)   (11,699,571)     --     (4,623)  (12,371,108)

Cash distributions          --         (2,343)     --         --        (2,343)

Contribution -
note payment                --          6,821      --         --         6,821

Net loss               (65,540)    (6,488,483)     --         --    (6,554,023)

Balance,
December 31, 1993  $  (732,454)  $(18,183,576)  $  --   $ (4,623) $(18,920,653)


    The Notes to Financial Statements are an integral part of these statements.

                      California Seven Associates Limited Partnership,
                              a California limited partnership

                                  Statements of Cash Flows

                     For the Years Ended December 31, 1993, 1992 and 1991


                                           1993            1992          1991
Cash flows from operating activities:
  Net loss                            $ (6,554,023)  $ (6,386,225) $ (5,432,031)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization      4,411,344      4,390,850     4,411,912
      Amortization of debt discount             --             --        59,197
      Accounts receivable                    3,809        395,768      (402,207)
      Fees and reimbursements payable to the
        General Partner and its
        affiliates                         328,902        330,881       415,049
      Accounts payable                      32,311        107,313        16,001
      Accrued interest payable           1,248,117       (628,667)      448,005
      Other, net                           397,013         (8,165)      428,951
        Net cash used in
         operating activities             (132,527)    (1,798,245)      (55,123)

Cash flows from investing activities:
  Purchase of property and improvements   (696,040)      (653,346)     (833,439)
  Receipts from mortgage escrow account         --      1,392,647            --
        Net cash provided by (used in)
         investing activities             (696,040)       739,301      (833,439)

Cash flows from financing activities:
  Cash distributions to limited
   partners                                 (6,322)       (7,901)            --
  Proceeds from partners' capital
   contributions                             6,821            --      6,814,018
  Repayments of notes and
   mortgage loans                               --            --     (6,619,475)
        Net cash provided by (used in)
         financing activities                  499        (7,901)       194,543

Net decrease in cash and cash
  equivalents                             (828,068)   (1,066,845)      (694,019)
Cash and cash equivalents,
 beginning of year                       2,268,544     3,335,389      4,029,408
Cash and cash equivalents,
 end of year                          $  1,440,476   $ 2,268,544    $ 3,335,389

Supplemental disclosure of cash information:
  Interest paid during year           $  9,213,683  $ 11,090,467   $ 10,192,634

   The Notes to Financial Statements are an integral part of these statements.

                        California Seven Associates Limited Partnership,
                                a California limited partnership

                                  Notes to Financial Statements

1.Organization and Basis of Accounting

   California Seven Associates Limited Partnership, a California limited partnership, (the "Partnership") was formed to acquire and operate apartment complexes located in California.

   The General Partner of the Partnership is CIGNA Realty Resources, Inc. - Seventh (the "General Partner"), a Delaware corporation qualified to do business in the States of California and Connecticut and an indirect wholly owned subsidiary of CIGNA Corporation.

   The Partnership is currently in default on its second mortgage loan obligation and could lose its investment in property and improvements through foreclosure.

   The Partnership's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles for financial reporting purposes and are adjusted for federal income tax reporting. The net effect of the adjustments as of December 31, 1993, 1992 and 1991, principally relating to differences in depreciation methods and accounting for capital transactions and limited partner capital contribution notes receivable, are summarized as follows:

                               1993                        1992
                     Financial        Tax         Financial        Tax
                     Reporting     Reporting      Reporting     Reporting

Total assets       $101,769,008   $73,208,025   $106,511,500   $79,679,623
Partners' deficit:
 General Partner       (732,454)  (20,703,414)      (666,914)  (18,450,516)
 Limited partners:
   Class A          (18,183,576)  (25,234,133)   (11,699,571)  (19,277,177)
   Class B                   --    (1,227,911)            --    (1,227,911)
   Original              (4,623)       (9,842)        (4,623)       (9,842)
Net loss:
   General Partner      (65,540)   (2,252,898)       (63,862)   (3,658,495)
   Limited partners:
     Class A         (6,488,483)   (5,956,956)    (6,322,363)   (4,472,686)
     Class B                 --            --             --            --

Net loss
 per Class A Unit:      (17,924)      (16,456)       (17,465)      (12,356)

                                1991
                       Financial       Tax
                       Reporting     Reporting

Total assets          $113,058,490  $88,085,002
Partners' deficit:
  General Partner         (603,052) (14,792,021)
  Limited partners:
   Class A              (5,362,985) (14,790,268)
   Class B                      --   (1,227,911)
   Original                 (4,623)      (9,842)
Net loss:
  General Partner          (54,320)  (1,604,186)
  Limited partners:
   Class A              (5,377,711)  (5,626,739)
   Class B                      --           --

Net loss
 per Class A Unit:         (14,856)     (15,544)


                     California Seven Associates Limited Partnership,
                              a California limited partnership

                         Notes to Financial Statements - Continued



2.Summary of Significant Accounting Policies

a)Property and Improvements: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price and subsequent capitalized costs, including certain acquisition expenses. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years). Repair and maintenance expenses are charged to operations as incurred.

   As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually.
The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the carrying value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed permanent, an impairment loss is recognized currently.

b)Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

c)Mortgage Escrow Account: Mortgage escrow account consisted of funds escrowed as required by the first mortgage lender to be used for capital improvements and operating deficits at the Partnership's properties.
During 1992, the cumulative balance was withdrawn and the account was closed. The funds were used for 1991 and 1992 capital improvement projects and operating deficits.

d)Deferred Charges: Deferred charges consisted of costs incurred in the organization of the Partnership, which were amortized using the straight-line method over sixty months, and costs of obtaining financing and surety for the working capital loan which were amortized over the life of the loan. The balance at December 31, 1992 consisted of costs incurred obtaining mortgage financing, which were fully amortized by December 31, 1993.

e)Mortgage Notes: Discounts on long-term mortgage notes were amortized as interest expense over the term of the related note using the interest method.

f)Partners' Deficit: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

g)Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

h)Basis of Presentation: Certain amounts in the 1992 financial statements have been reclassified to conform with 1993 presentation.

                          California Seven Associates Limited Partnership,
                                   a California limited partnership

                              Notes to Financial Statements - Continued


3. Property and Improvements

   At December 31, 1993 the Partnership owned six properties located in California totaling 2,135 units with leases generally for a term of one year or less. All properties are pledged as security for the long-term debt.

   The Partnership is currently in default on its second mortgage loan obligation and could lose its investment in property and improvements through foreclosure.

   The Sherman Oaks property sustained extensive damage from the January 17, 1994 Southern California earthquake. Preliminary indications are that structural damage is considerable and the property may not be salvageable. The Partnership's properties are covered by insurance, including earthquake (5% deductible) and business interruption. The Partnership's insurance company has been notified and engineers are surveying the property. Damage estimates are expected to be completed in April 1994. In the case of a total loss, the first mortgage lender has discretion as to the decision to rebuild or apply the proceeds to reduce the outstanding debt obligation. The financial statements do not include any adjustments for possible losses resulting from the earthquake.


4.  Deferred Charges

   Deferred charges at December 31, 1993 and 1992 consist of the following:

                                           1993            1992

   Costs of obtaining financing      $  1,740,994    $  1,740,994
   Accumulated amortization            (1,740,994)     (1,541,948)
                                     $         --    $    199,046

5. Notes, Mortgages and Loan Modifications

   The following table summarizes outstanding debt as of December 31, 1993 and 1992:

                                                       1993           1992
First mortgage loan (including cumulative
deferred interest of $11,433,903 at
December 31, 1993 and 1992).                     $  97,433,903  $  97,433,903

Second mortgage loan with affiliate of
General Partner.  The Partnership is currently
in default on this mortgage note.                   14,000,000     14,000,000

Assignment note, which bears interest at 16%
per annum, payable to an affiliate of the
General Partner.  As of December 31, 1993,
the balance remained deferred and unpaid.              550,000        550,000

   Total notes and mortgages payable             $ 111,983,903  $ 111,983,903

                       California Seven Associates Limited Partnership,
                                 a California limited partnership

                            Notes to Financial Statements - Continued



   One of the six properties securing the Partnership's mortgage notes was extensively damaged in the January 17, 1994 Southern california earthquake. The effect on the Partnership's debt obligations is currently unknown.

   Partnership property is held subject to a first mortgage loan with an original principal balance of $100,000,000. Interest thereon initially accrued and compounded at 12.75% per annum. Pursuant to an eighteen month payment modification agreement negotiated during 1987, interest only payments calculated at 10% were due monthly through January 1, 1989. The difference between the pay rate and the coupon rate accumulated as deferred interest. Interest was charged on accumulated deferred interest at 12.75% per annum. In conjunction with the modification, a $1 million escrow account was established in the name of the lender, to provide the lender additional collateral to secure the Partnership's obligations under the loan.

   Effective with the August 1, 1989 payment, a temporary arrangement reduced monthly payments to interest only at 10.5% and then to 10% effective with the May 1, 1990 payment. The differences between the negotiated rates and the coupon rate of 12.75% continued to accrue.

   In October 1990, simultaneously with the sale of the Torrance property, the Partnership completed a permanent modification of the first mortgage loan. Terms included a reduced interest rate from the coupon of 12.75% to 10%, an extension of the due date from December 1993 to May 1995 and a fixing of deferred interest at $17,140,361 as of May 1, 1990 with no additional interest accruals on deferred interest. As an additional requirement of the modification, $14,000,000 of the sales proceeds from the Torrance property was used to reduce the principal and $5,000,000 was used to reduce the deferred interest balance. No gain or loss was recorded on the first mortgage modification. In addition, $706,458 of the escrow account, including accumulated interest of $206,458, was applied against the deferred interest balance. Also, as part of the Torrance property sale, $730,000 of the sales proceeds was required to be deposited in the escrow account to be used for operating deficits and capital expenditures.

   The Partnership property was also held subject to a $20,000,000 variable rate second mortgage loan scheduled to mature on December 31, 1993. The interest rate was adjusted monthly to 2% above the Five Year Treasury Constant Matrix Index as published by the Federal Reserve Board (the "current accrual rate"). Pursuant to debt modification agreements signed in 1987 and 1989, interest only payments, calculated at 8.64%, were due monthly from August 1, 1987 until January 1, 1990. Beginning February 1, 1990, interest only payments calculated at 9% were due monthly until maturity. The difference between interest accruing on the note and interest paid during this period was deferred. During the term of the mortgage, the interest rate could not exceed 17.5% per annum.

   On October 26, 1990, the Partnership refinanced its $20,000,000 second mortgage loan. At the time of the refinance, the Partnership owed Brookside Savings $20,310,706 of principal, including deferred interest, and $419,328 of unpaid current interest payable. The Partnership maintained a $200,000 debt escrow account for the benefit of Brookside Savings, established as a result of the 1987 debt modification agreement. The Partnership negotiated a discounted payoff with Brookside Savings for $14,419,328 plus forfeiture of the debt escrow account of $200,000. The Partnership utilized the proceeds from a new second mortgage of $14,000,000, obtained from an affiliate of the General Partner, plus $419,328 of Partnership reserves to pay off the Brookside Savings mortgage. The difference between the payoff amount, including the escrow account, and the total amounts outstanding netted a $6,110,706 extraordinary gain from debt forgiveness in the 1990 Statement of Operations. The term of the replacement second mortgage require monthly interest only payments at 12.67% with a maturity date concurrent with the first mortgage, as modified.

               California Seven Associates Limited Partnership,
                       a California limited partnership

                 Notes to Financial Statements - Continued



   Effective November 1, 1993, the Partnership began withholding the interest payment on its second mortgage note. Although the second mortgage holder has acknowledged the default, the Partnership has not received notice of acceleration. If the Partnership remains in default, the properties could be lost through foreclosure. The Partnership is discussing a possible remedy to the default, which could include cash flow debt service payments.

6.     Limited Partner Capital

   The initial Limited Partner contributed $100 to the capital of the Partnership. Pursuant to a private offering, the Partnership sold Limited Partnership Interests to seven Class B Limited Partners for an aggregate purchase price of $500,000. The Partnership also sold 362 Class A partnership Units at a Unit price of $150,000 each ($54,300,000 in total). Of these Units, 1.5 Units were purchased for cash, 14.4 Units were purchased pursuant to a three-year note option and 346.1 Units were purchased pursuant to a seven-year note option. The three and seven-year note options provided for the sale of Units upon receipt at subscription of $45,000 and $18,343 per Unit, respectively, with the balance due of $105,000 and $131,657 per Unit, respectively, being evidenced by a secured recourse promissory note bearing interest at the rate of 12% per annum. Interest payments were due in semi-annual installments on each March 1 and December 1, beginning on December 1, 1985. In the fourth quarter of 1993, the investor note receivable balance of $6,821 on .333 unit was collected.

   During 1991, the State of Connecticut enacted new income tax legislation, a part of which effects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. On July 14, 1993, the Partnership filed its 1992 Form CT-1065 Partnership tax return with the State of Connecticut. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $6,322 directly to the State of Connecticut. The Partnership also accrued the 1993 estimated payment of $2,343 as of December 31, 1993.
These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

7.  Transactions with Affiliates

   Fees and other expenses incurred by the Partnership to the General Partner or its affiliates during the years ended December 31, 1993, 1992 and 1991 are as follows:

                                            1993         1992         1991
   Interest on assignment note          $  88,000    $  88,000     $ 88,000
   Asset management fee                   179,118      180,964      190,524
   Administration and management fee           --           --       74,150
   General partner salary                 150,000      150,000      150,000
   Reimbursement (at cost) for
    out-of-pocket expenses                 30,508       34,906       35,231


   Payment of all fees and expenses, other than reimbursement for out-of-pocket expenses, has been deferred by the General Partner and its affiliates.

                    California Seven Associates Limited Partnership,
                             a California limited partnership

                        Notes to Financial Statements - Continued



8.  Management Agreements

   On January 31, 1985, the Partnership entered into a Management Agreement with R & B Apartment Management Company ("R & B"). The term of the agreement was approximately ten years with provisions to extend the term as defined in the Management Agreement.

   Generally, the management fee was equal to 5.0% of the gross rental receipts collected. A portion of the Annual Management Fee was subject to deferral based on certain operating results, but not to exceed, in total, $2,000,000 or exceed, in any one year, one-half of the Annual Management Fee otherwise payable in such year. As of December 31, 1989, the maximum was reached. Upon termination of the Management Agreement or upon sale, any deferral of the Annual Management Fee will be recoverable, without interest, provided investors have received their investment plus an 8% return.

   R & B is entitled to an additional fee equal to 10% of the amount by which net sales, as defined, exceeds the deferred R & B management fee.

   In 1991, the management agreement was renegotiated for the five remaining OAKWOOD format properties and the one conventional format property. For the OAKWOOD properties, a base amount was set using 1991 as a base year. For 1991, the actual net operating income was compared to the base. For 1992 to 1995, the fee was to be 5% provided R&B achieved a 5% annual growth in net operating income from the 1991 base. If the annual growth target wasn't met, R&B would only receive a 3% fee. In 1991, the base net operating income was not reached and R & B's fee was reduced by 40% to 3% of gross rental receipts. For the conventional property, Arbor Park, the fee was set at 4% of gross revenues.

   On May 1, 1992, the Huntington Beach and Anaheim properties were converted from the OAKWOOD concept to conventional apartment operations.
In conjunction with Anaheim's conversion, R&B was replaced as the property management company by Prometheus. The property management fee for these properties has been changed to 3% of gross receipts plus an additional 1% incentive fee based on certain revenue and expense goals. The Partnership also renegotiated the management fee on the remaining OAKWOOD properties, West Los Angeles, Sherman Oaks and Mission Bay East, to an incentive base fee of 3% with the potential for an additional 1% if net operating income objectives are met. R&B has also agreed to absorb all corporate allocation costs relating to the OAKWOOD program for Sherman Oaks and to a reduction in the corporate allocation percentage at West Los Angeles.

9.    Partnership Agreement

   Generally, distribution of operating cash flow, allocations of net income or losses from operations, and loss on dispositions, as reported on the Partnership's Federal income tax returns, will be allocated 99% to the Limited Partners and 1% to the General Partner.

   All allocations among the Limited Partners of net income or loss will be made in the proportion that the capital contribution made or required to be made by each Limited Partner bears to the total capital contributions made or required to be made by all Limited Partners except as noted in the Partnership Agreement Section 6 (e) and 6(f).

                   California Seven Associates Limited Partnership,
                            a California limited partnership

                      Notes to Financial Statements - Continued



   In general, gains from dispositions shall be allocated first to the Class B Limited Partners in proportion to their respective negative capital accounts and then to the other Partners in proportion to their respective negative capital accounts. Thereafter, gains from dispositions shall be allocated in accordance with Partnership Agreement Section 6(g)(i) through
(iv).

   Proceeds from capital transactions will be distributed generally to each Limited Partner equivalent to aggregate capital contributions; then, to each Limited Partner, equal to 8% per annum of his aggregate capital contribution; then, to the General Partner equivalent to its aggregate capital contribution; then, of the balance, 75% to the Limited Partners and 25% to the General Partner.

   Paragraph 6(u) of the Partnership Agreement limits the allocation of losses recognized for Federal income tax purposes to partners where such allocation would cause their negative capital account to be in excess of their share of minimum gain as defined in such paragraph. Those losses not allocated to the Limited Partners are allocated to the General Partner.

   Paragraph 6(v) contains minimum gain chargeback and qualified income offset provisions in accordance with Treasury Regulation
1.704-1T(b)(4)(iv)(e), - 1T(b)(4)(iv)(h)(4), and - 1(b)(2)(ii)(d).

10. Contingency

   On January 17, 1994, The Sherman Oaks property sustained extensive damage during the Southern California earthquake. The property was "red-tagged" by city officials; a designation issued to buildings considered totally unsafe for use. The extent of the damages is currently being reviewed and the ultimate effect on the Partnership's operations is unknown. The carrying value of the Sherman Oaks property amounted to approximately $17,700,000 at December 31, 1993. The Partnership's Project is insured for earthquakes (5% deductible) and business interruption. The Partnership's cash reserves would not be adequate to fund the deductible should the insurance proceeds be used to rebuild the property. In the case of a total loss, the first mortgage lender has discretion as to the decision to rebuild or apply the proceeds to reduce the outstanding debt obligation.
Due to the Partnership's lack of capital, the Partnership would be limited to applying any insurance proceeds to the outstanding first mortgage balance, attempting to finance the deductible with one of the existing lenders, or financing the deductible with a new lender (possibly requiring a priority position). Due to the preliminary stage of the survey and analysis, the outcome cannot yet be reasonably concluded. The financial statements do not include any adjustments for possible losses resulting from the earthquake.

11. Liquidity

   The Partnership's cash flow from operations after debt service and capital improvements has been in a continual deficit position. As a result of cash flow deficits and the lack of investor equity, the Partnership began withholding payment of debt service on its second mortgage and remains in default at December 31, 1993. Future capital expenditures will be limited to those needed for safety and structural integrity. Additional expenditures will be limited to those which can be funded from property operations after first mortgage debt service. The General Partner has estimated 1994 operations to be sufficient to cover first mortgage debt service and necessary capital expenditures, exclusive of Sherman Oaks normal property operations, but inclusive of collections representing reimbursement for loss of operations (net operating income) from business interruption insurance. Dependant on the timing of the

               California Seven Associates Limited Partnership,
                        a California limited partnership

                  Notes to Financial Statements - Continued




insurance reimbursement, the General Partner may have to take further steps to preserve the Partnership's cash such as aging payables past 30 days, partial remittances on the first mortgage debt or arranging unsecured short-term borrowings.


12.  Litigation

   In California Seven Associates, Limited Partnership , et al v. SBD Group, Inc., et al [Case no. 716034 (Superior Court of the State of California, Orange County)] Plaintiff continues to seek payment of $154,194.58 plus interest and fees from Defendant. The lawsuit stems from Defendants refusal to forward rental payments which accrued while Plaintiff owned the property (Torrance Oakwood 20900 Anza, City of Torrance). A Mandatory Settlement Conference, followed by a jury trial has been set for July. Plaintiff intends to file a motion for Summary Judgement prior to the trial date.

   Plaintiffs in a suit brought against the Partnership and its General Partner [Theodore D. Cohen, et al v. California Seven Associates, et al., No. 657925 (Orange County, CA, May 16, 1991)]. The Partnership, its General Partner, and other defendants have denied liability in the Cohen case and will, if necessary, continue to defend this suit. Given the numerous issues that remain to be resolved during the motion, discovery and trial phases of this action, the likelihood of an unfavorable outcome or the extent of any possible liability cannot be assessed at this time.

   Settlement has been reached in principle in Alan P. Johnson v.
California Seven Associates, et al., [No. 654593 (Superior Court, San Diego, CA, January 15, 1993)]. It is anticipated that the settlement will be documented in March 1994. The settlement will not involve any funds from the Partnership or General Partner.

                                                                  SCHEDULE X


                         California Seven Associates Limited Partnership,
                                 a California limited partnership
                        Supplementary Statements of Operations Information

                       For the Years Ended December 31, 1993, 1992 and 1991


                                             Charged to Expenses

                                   1993              1992               1991
Repairs and maintenance        $ 2,214,644       $ 2,146,871        $2,200,821
Real estate taxes                1,401,422         1,462,483         1,409,033
Advertising                        393,639           499,097           685,479
Amortization of:
   Deferred financing costs        199,046           265,078           377,158
   Deferred surety fee                  --                --            12,822

                                                                     SCHEDULE XI

                        California Seven Associates Limited Partnership
                             (a California limited partnership)

                            Real Estate and Accumulated Depreciation

                                     December 31, 1993

                                                                                Costs
                                                                                Capitalized
                                        Initial Cost to Partnership (B)         Subsequent to
                                                                                Acquisition


                                                                                Land, Building
Description of                          Land and                                Improvements
Apartment Complexes                     Land                      Furniture and and Furniture
by Property Location  Encumbrances(B)   Improvements  Buildings   Fixtures      & Fixtures
Anaheim, CA                             $ 2,858,000   $11,327,356 $1,506,216    $  536,906
Huntington Beach, CA                      2,663,000    13,705,763  1,250,899     1,565,141
West Los Angeles, CA                      4,000,000    17,818,823  1,149,274     2,332,704
San Diego, CA                             5,939,000    34,160,345  1,978,398     3,253,199
Sherman Oaks, CA                          3,908,000    17,411,273  1,122,981     2,278,778
Upland, CA                                1,140,000     9,724,577    880,956     1,316,860

Total                 $111,983,903      $20,508,000  $104,148,137 $7,888,724   $11,283,588

                                        Gross Amount at Which Carried at Close of Period (C) (D)

Description of
Apartment Complexes   Land and Land      Building and   Furniture and   Machinery and
Property Location     Improvements       Improvements   Fixtures        Equipment        Total

Anaheim, CA           $2,865,938         $11,396,131    $1,938,160      $ 28,249         $16,228,478
Huntington Beach, CA   2,680,932          14,506,307     1,892,636       104,928          19,184,803
West Los Angeles, CA   4,000,000          18,993,661     2,149,018       158,122          25,300,801
San Diego, CA          5,945,739          35,551,719     3,614,057       219,427          45,330,942
Sherman Oaks, CA       3,924,740          18,740,934     1,953,936       101,422          24,721,032
Upland, CA             1,144,724          10,471,130     1,377,392        69,147          13,062,393

Total                $20,562,073        $109,659,882   $12,925,199      $681,295        $143,828,449

                                                                        Life on Which
                                                                        Depreciation in
Description of                                                          Latest Statement
Apartment Complexes     Accumulated      Date of         Date           of Operation is
by Property Location    Depreciation(E)  Construction    Acquired       Computed

Anaheim, CA             $5,282,602       1983            1-31-85        5-30 years
Huntington Beach, CA     6,156,614       1971            1-31-85        5-30 years
West Los Angeles, CA     7,431,065       1966            1-31-85        5-30 years
San Diego, CA           13,602,060       1970            1-31-85        5-30 years
Sherman Oaks, CA         7,043,902       1969            1-31-85        5-30 years
Upland, CA               4,391,678       1971            1-31-85        5-30 years

Total                  $43,907,921


(A) Reference is made to the Notes to Financial Statements.
(B) The cost to the Partnership represents the initial purchase price of properties including the assignment fee and certain capitalized fees and expenses.
(C) The aggregate cost of real estate owned at December 31, 1993 for federal income tax purposes is $143,839,540.

(D) Reconciliation of real estate owned:

Description                           1993           1992           1991

Balance at begining of period     $143,132,409   $142,479,063   $141,645,624
Additions during period                696,040        653,346        833,439
Balance at end of period          $143,828,449   $143,132,409   $142,479,063

(E) Reconciliation of accumulated depreciation:

Description                            1993           1992          1991

Balance at begining of period      $39,695,623    $35,569,851   $31,547,919
Additions during period              4,212,298      4,125,772     4,021,932
Balance at end of period           $43,907,921    $39,695,623   $35,569,851

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                        PART III

Item 10.  Directors and Executive Officers of the Registrant

   The General Partner of the Partnership, CIGNA Realty Resources, Inc.-Seventh, a Delaware corporation, is an indirectly, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

   The directors and executive officers of the General Partner as of February 28, 1994 are as follows:

          Name                 Office                  Served Since


   R. Bruce Albro             Director                 May 2, 1988

   Philip J. Ward             Director                 May 2, 1988

   John Wilkinson             Director               September 7, 1993

   John D. Carey        President, Controller        September 7, 1993,
                                                     September 4, 1990

   Verne E. Blodgett   Vice President, Counsel        April 2, 1990

   Joseph W. Springman     Vice President,
                         Assistant Secretary         September 7, 1993

   David C. Kopp              Secretary             September 29, 1989

   Gail B. Marcus             Treasurer               August 25, 1992

  There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

  The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc. - Seventh, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc. - Seventh), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.), and Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

  The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:


                     R. BRUCE ALBRO - DIRECTOR

  Mr. Albro, age 51, a Senior Managing Director of CII, joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company, and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.

                         PHILIP J. WARD - DIRECTOR

  Mr. Ward, age 45, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CII, responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute, and a Trustee of the International Council of Shopping Centers.

                         JOHN WILKINSON - DIRECTOR

  Mr. Wilkinson, age 50, Senior Vice President and Chief Financial Officer of the CIGNA Individual Insurance Division. He was appointed to that position in January 1992. Mr. Wilkinson joined the company in 1970, and became an officer in 1978. In 1981, he joined CIGNA Individual Financial Services Division (now CIGNA Individual Insurance) and was appointed Vice President in 1988 in that Division. Mr. Wilkinson continued to work in the Insurance Marketing area, as Vice President until he was appointed to his current position. Mr. Wilkinson is a 1965 graduate of the U.S. Naval Academy. He is a Registered Principal of CIGNA Financial Advisors, Inc., a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, a Chartered Life Underwriter, and Chartered Financial Planner.

                    JOHN D. CAREY, PRESIDENT, CONTROLLER

  Mr. Carey, age 30, joined CIGNA in 1990. Prior to joining CIGNA, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. His experience includes accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                 VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

  Mr. Blodgett, age 56, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut Bar and the American Bar Association.

          JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

  Joseph W. Springman, age 52, Managing Director and Department Head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.

                        DAVID C. KOPP - SECRETARY

  Mr. Kopp, age 48, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company, and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.

                       GAIL B. MARCUS - TREASURER

  Ms. Marcus, age 37, is Treasurer of CII and Assistant Vice President of Treasury Operations and Services. She also serves as Treasurer of Connecticut General Life Insurance Company and various CIGNA subsidiaries. She joined Connecticut General Life Insurance Company in 1980 and held a number of positions in systems and Corporate Staff before joining the Group Pension Division in 1986 as Assistant Vice President, Customer Service.
Ms. Marcus assumed her current responsibilities in Treasury in 1990. She is an honors graduate of Wesleyan University and holds an MBA from the Wharton School at the University of Pennsylvania.


Item 11.  Executive Compensation

   Officers and directors of the General Partner receive no current or proposed direct compensation from the Partnership in such capacities. However, certain officers and directors of the General Partner received compensation from the General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership, but such compensation was not material in the aggregate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of interest of the Partnership.

   There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

   As of February 28, 1994, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                    Units         Shares
                                Beneficially    Beneficially        Percent of
          Name                     Owned(a)       Owned(b)            Class
   R. Bruce Albro (c)                 0            2,560                *
   Philip J. Ward (d)                 0           12,651                *
   John Wilkinson (e)                 0            5,036                *

   All directors and officers
    as a group (8 persons) (f)        0           25,435                *

   * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 1,445 shares and 1,115 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 6,505 shares and 4,330 shares which are restricted as to disposition.
(e) Shares beneficially owned includes options to acquire 3,071 shares and 1,490 shares which are restricted as to disposition.
(f) Shares beneficially owned by directors and officers include 12,706 shares of CIGNA common stock which may be acquired upon exercise of stock options and 9,725 shares which are restricted as to disposition.

Item 13.  Certain Relationships and Related Transactions

    In consideration for the assignment to the Partnership of the right to acquire the Project pursuant to the agreement of sale, the Partnership paid CFP the sum of $l,400,000, $300,000 of which was paid to CFP during 1985 in cash from the first available cash of the Partnership, which was the Partners' Capital Contributions, and $l,100,000 of which was paid by executing and delivering to CFP an assignment note. The assignment note bears interest at 16.0% per annum. Interest earned during 1993 totaled $88,000. Interest earned since 1989 of $440,000 remained unpaid at December 31, 1993. The principal balance of $550,000 has been deferred by CFP and remains unpaid and is included in the notes and mortgages payable of the accompanying financial statements.

    The Partnership and CFP have entered into an agreement (the "Partnership Administration and Management Service Agreement") pursuant to which CFP performs administrative and management services for the Partnership for an aggregate fee (the "Partnership Administration and Management Fee") of $543,000, representing one percent (l.0%) of the equity raised from the Class A Limited Partners. This fee was to be paid over the course of the seven-year investor note option which concluded in 1991. The Partnership Administration and Management Fee was for monitoring the payments of the Limited Partners on the Limited Partners' notes. The amounts due for 1990 and 1991 of $260,050 remained unpaid at December 31, 1993.

    In addition, pursuant to the Partnership Administration and Management Services Agreement, the Partnership paid a salary to the General Partner of $200,000 in 1985 and $150,000 annually thereafter for managing the day-to-day operations of the Partnership and for performing administrative services for the Partnership, including, without limitation, mailing tax information to the Limited Partners, and soliciting their consents when required under the Limited Partnership Agreement and other investor communications, managing the Partnership's banking arrangements, balancing the Partners' capital accounts, filing the Partnership's tax returns, and exposing its assets to creditors as a general partner. In 1993, the General Partner earned a salary of $150,000. The amounts due for 1989 through 1993 of $750,000 remained unpaid at December 31, 1993.

    The Partnership has entered into an agreement with CFP (the "Partnership Incentive Management Agreement") pursuant to which CFP will attempt to maximize cash flow to the Limited Partners by increasing revenues and minimizing expenses. Pursuant to the Partnership Incentive Management Agreement, commencing in 1991, CFP will be paid an annual fee (the "Incentive Management Fee") of nine percent (9.0%) of the cash flow, but only to the extent that actual cash flow exceeds projected cash flow. It is not expected that any such fee will be paid.

    Pursuant to an agreement between the Partnership and CII (the "Real Estate Advisory Services Agreement"), on the sale of the Project, CII will receive a real estate advisory fee equal to 3.5% of the gross sales price of the property, from which amount third party brokerage commissions to the extent of one percent (l.0%) may be paid. In 1990, CII earned a 2.5% real estate advisory fee on the gross sales price of the Torrance Property. The amount of the fee was $518,750 (which remained unpaid at December 31, 1993).

    The Partnership has entered into an asset management agreement (the "Asset Management Agreement") with CII pursuant to which CII performs certain functions relating to the supervision of the management of the assets of the Partnership and supervision of unaffiliated property management companies. For these services, CII will receive a fee (the "Asset Management Fee") equal to two percent (2.0%) per annum of gross revenue for the years 1985-1990 (inclusive) and one percent (l.0%) per annum of gross revenues thereafter. CII earned $179,118 for its services in 1993. At December 31, 1993 the Partnership owed CII $2,319,045 for the 1987 through 1993 fees.

    The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the offering, organization and administration of the Partnership. In 1993, the General Partner and its affiliates were due reimbursement for such out of pocket administrative expenses in the amount of $30,508 of which $659 was unpaid as of December 31, 1993.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)     1.  Financial Statements.  See Index to Financial Statements in
                Item 8.

           2.   Financial Statement Schedules

           (a) Supplementary Statements of Operations Information. See Index to Financial Statements in Item 8.
           (b) Real Estate and Accumulated Depreciation. See Index to Financial Statements in Item 8.

           3.  Exhibits

               3.1 Form 8, Amendment No. 1 to Form 10 Registration Statement dated July 25, 1986.

               3.2 Certificate of Limited Partnership of California Seven Associates Limited Partnership, dated January 30, 1985, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

               3.3 Second Amended and Restated Limited Partnership Agreement of California Seven Associates Limited Partnership, dated as of February 14, 1985, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

               4.1 Form of Seven-Year Negotiable Promissory Note of the Class A Limited Partner, incorporated by reference to Exhibit 4.2 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

               4.2 Second Amended and Restated Limited Partnership Agreement defining the rights of the Limited Partners, dated as of February 14, 1985 (See pp. 3-18 - 3-26 of Exhibit 3.2),
                    incorporated by reference to Exhibit 4.6 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

               10.1 Mortgage Note from IFD Properties, Inc.-First to The
                    Travelers Insurance Company, as Mortgagee, dated as of December 20, 1984, incorporated by reference to Exhibit 10.1 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

               10.2 Deed of Trust from IFD Properties, Inc.-First to The
                    Travelers Insurance Company, dated as of December 20, 1984, relating to the Los Angeles Property, incorporated by reference to Exhibit 10.2 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.3 Security Agreement between IFD Properties, Inc.-First and The Travelers Insurance Company, dated as of December 20, 1984, incorporated by reference to Exhibit 10.3 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.4 Purchase and Sale Agreement between IFD Properties, Inc.-First and CIGNA Financial Partners, Inc., dated as of January 15, 1985, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.5 Assignment and Assumption Agreement between CIGNA Financial Partners, Inc. and the Registrant, dated January 30, 1985, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.6 Transfer and Assignment Agreement between CIGNA Financial Partners, Inc. and the Registrant, dated January 30, 1985, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.7 Mortgage Note from the Registrant to Brookside Savings & Loan Association, as Mortgagee, dated February 15, 1985, incorporated by reference to Exhibit 10.7 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.8 Deed of Trust and Assignment of Rents from the Registrant to Brookside Savings & Loan Association, dated February 15, 1985, incorporated by reference to Exhibit 10.8 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

       10.9 Real Estate Advisory Services Agreement between the Registrant and CIGNA Capital Advisers, Inc., dated as of February 1, 1985, incorporated by reference to Exhibit 10.9 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

    10.10 Promissory Note from the Registrant to CIGNA Financial Partners, Inc., dated as of January 30, 1985, incorporated by reference to
               Exhibit 10.10 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.11 Partnership Administration and Management Services Fee Agreement between the Registrant and CIGNA Financial Partners, Inc., dated as of March 1, 1985, incorporated by reference to Exhibit 10.13 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.12 Agreement between the Registrant and CIGNA Financial Partners, Inc., dated as of December 1, 1985, incorporated by reference to
               Exhibit 10.14 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.13 Incentive Management Agreement between the Registrant and CIGNA Financial Partners, Inc., dated as of March 1, 1985, incorporated by reference to Exhibit 10.15 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.14 Asset Management Agreement between the Registrant and CIGNA Capital Advisers, Inc., dated as of March 1, 1985, incorporated by reference to Exhibit 10.16 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.15 Organization Agreement between the Registrant and CIGNA Financial Partners, Inc., dated as of March 1, 1985, incorporated by reference to Exhibit 10.17 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.16 Working Capital Loan Arrangement Agreement between the Registrant and CIGNA Financial Partners, Inc., dated as of March 1, 1985, incorporated by reference to Exhibit 10.18 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.17 Management Agreement between IFD Properties, Inc.-First and R&B Enterprises, dated as of January 30, 1985, incorporated by reference to Exhibit 10.19 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.18 Assignment and Assumption of Management Agreement between IFD Properties, Inc.-First and the Registrant, dated January 31, 1985, incorporated by reference to Exhibit 10.20 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.19 Inducement Agreement between Industrial Indemnity Company and the Registrant, incorporated by reference to Exhibit 10.21 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.20 Surety Bonds of Industrial Indemnity Company, incorporated by reference to Exhibit 10.22 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.21 Indemnification Agreement between the Registrant, CIGNA Realty Resources, Inc.,-Seventh and Industrial Indemnity Company, dated March 21, 1986, incorporated by reference to Exhibit 10.23 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.22 Loan Agreement between the Registrant and ContiTrade Services Corporation, dated as of April 10, 1986, incorporated by reference to Exhibit 10.24 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.23 Promissory Note from the Registrant to ContiTrade Services Corporation, dated as of April 10, 1986, incorporated by reference to Exhibit 10.25 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.24 Pledge and Assignment Agreement between the Registrant and ContiTrade Services Corporation, dated as of April 10, 1986, incorporated by reference to Exhibit 10.26 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.25 Letter Agreement between the Registrant and ContiTrade Services Corporation, dated as of April 10, 1986, incorporated by reference to Exhibit 10.27 to Form 10 Registration Statement under the Securities Act of 1934, File No. 0-13458.

   10.26 Modification Agreement between the Registrant, IFD Properties, Inc.-First and The Travelers Insurance Company, dated as of August 1, 1987, incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

   10.27 Security Agreement between the Registrant and The Travelers Insurance Company, effective as of August 1, 1987, incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

   10.28 Agreement for purchase and sale dated October 26, 1990 between the Registrant and SBD Group Inc. for the sale of the Registrant's Torrance Property, incorporated by reference to
               Exhibit 10.28 to Registrants Annual Report on Form 10Q for the quarterly period ended September 30, 1990.

   10.29 Second Note Modification Agreement between IFD Properties, Inc., -First, the Registrant and the Travelers Insurance Company, dated May 1, 1990.

   10.30 Promissory Note between the Registrant and Congen Properties, Inc. as Mortgagee, dated October 26, 1990.


   (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                California Seven Associates Limited Partnership a California Limited Partnership




                                   By:  CIGNA Realty Resources, Inc.-Seventh,
                                        General Partner



Date:  March 30, 1994              By:  /s/    John D. Carey
                                        John D. Carey, President



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


   /s/    Philip J. Ward                        Date:  March 30, 1994
   Philip J. Ward, Director


   /s/    R. Bruce Albro                        Date:  March 30, 1994
   R. Bruce Albro, Director


   /s/    John Wilkinson                        Date:  March 30, 1994
   John Wilkinson, Director

  /s/    John D. Carey                          Date:  March 30, 1994
   John D. Carey, President, Controller
   (Principal Executive Officer)
   (Principal Accounting Officer)


   /s/    Gail B. Marcus                        Date:  March 30, 1994
   Gail B. Marcus, Treasurer
   (Principal Financial Officer)