Form 10-Q
period 1994-03-31
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1994-05-16
CIK 765506

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q

                  (Mark One)
           X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1994

                                            OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to


                              Commission file number 0-14581

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership
                  (Exact name of registrant as specified in its charter)

                 California                              94-2970056
          (State of Organization)          (I.R.S. Employer Identification No.)


                          900 Cottage Grove Road, South Building
                              Bloomfield, Connecticut  06002
                         (Address of principal executive offices)


                             Telephone Number:  (203) 726-6000



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       X                No

Part I - Financial Information

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                                      Balance Sheets
                                                   March 31,        December 31,
                                                      1994              1993
                                       Assets      (Unaudited)        (Audited)
Property and improvements, at cost:
  Land and land improvements                  $    20,562,073    $    20,562,073
  Buildings                                       109,662,095        109,659,882
  Furniture and fixtures                           12,942,010         12,925,199
  Machinery and equipment                             690,956            681,295
                                                  143,857,134        143,828,449
  Less accumulated depreciation                    44,967,141         43,907,921
        Net property and improvements              98,889,993         99,920,528

Cash and cash equivalents                             944,684          1,440,476
Accounts receivable                                   352,989            388,172
Prepaid expenses                                      144,956                792
Other assets                                          152,703             19,040
      Total                                   $   100,485,325    $   101,769,008

                             Liabilities and Partners' Deficit
Liabilities:
  Note and mortgages payable                  $   111,983,903    $   111,983,903
  Accrued interest payable                          2,065,568          1,600,118
  Accounts payable and accrued expenses               687,743            446,318
  Tenant security deposits                            400,509            472,865
  Unearned income                                     190,376            303,995
  Deferred management fees                          2,000,000          2,000,000
  Fees and  reimbursements payable
   to the General Partner and
   its affiliates                                   3,930,683          3,848,505
  Other liabilities                                    42,877             33,957
      Total liabilities                           121,301,659        120,689,661

Partners' deficit:
  General Partner                                   (751,411)          (732,454)
  Limited partners (362 Class A
   Units and 3 Class B Units):                   (20,064,923)       (18,188,199)
        Total partners' deficit                  (20,816,334)       (18,920,653)
      Total                                  $   100,485,325    $   101,769,008








    The Notes to Financial Statements are an integral part of these statements.

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                                 Statements of Operations

                    For the Three Months Ended March 31, 1994 and 1993
                                        (Unaudited)


                                                         1994            1993

Property operating revenues:
  Rental income                                  $    3,672,098   $    4,308,080
  Other                                                 141,259          179,199
                                                      3,813,357        4,487,279

Operating expenses:
  Maintenance and repairs, furniture rental,
   insurance, and other
   property operations                                  714,316          862,543
  Real estate taxes                                     350,730          369,209
  Management fees                                       143,185          134,468
  Property administrative                               711,877          958,868
                                                      1,920,108        2,325,088

    Net property revenue                              1,893,249        2,162,191


Other operating costs and expenses:
  Depreciation and amortization                       1,059,220        1,113,465
  Management and administrative fees
   to affiliates                                         75,634           81,508
  Partnership administrative                             43,443           26,288
                                                      1,178,297        1,221,261

    Net partnership operating income                    714,952          940,930

Interest income                                          4,817           16,122
Interest expense                                    (2,615,450)      (2,615,450)

    Net loss                                    $   (1,895,681)  $   (1,658,398)

Net loss:
  General Partner                               $      (18,957)  $      (16,584)
  Limited partners                                  (1,876,724)      (1,641,814)
                                                $   (1,895,681)  $   (1,658,398)

Net loss per Class A Unit                       $       (5,184)  $       (4,535)




     The Notes to Financial Statements are an integral part of these statements.

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                                 Statements of Cash Flows

                    For the Three Months Ended March 31, 1994 and 1993
                                        (Unaudited)


                                                       1994           1993
Cash flows from operating activities:
  Net loss                                      $  (1,895,681)   $   (1,658,398)
  Adjustments to reconcile net loss
   to net cash
    used in operating activities:
    Depreciation and amortization                   1,059,220         1,113,465
    Accounts receivable                                35,183           (83,553)
    Accrued interest payable                          465,450           738,667
    Accounts payable and accrued expenses             241,425           (64,962)
    Fees and reimbursements payable to the
     General Partner and its affiliates                82,178            87,914
    Other, net                                       (454,882)         (249,035)
      Net cash used in operating activities          (467,107)         (115,902)

Cash flows from investing activities:
  Purchase of property and improvements               (28,685)         (102,236)

Net decrease in cash and cash equivalents            (495,792)         (218,138)
Cash and cash equivalents,
 beginning of year                                  1,440,476         2,268,544
Cash and cash equivalents, end of period        $     944,684    $    2,050,406

Supplemental disclosure of cash information:
  Interest paid during period                   $   2,150,000    $    1,876,783




    The Notes to Financial Statements are an integral part of these statements.

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                               Notes to Financial Statements
                                        (Unaudited)



   Readers of this quarterly report should refer to the audited financial statements for California Seven Associates Limited Partnership, a California Limited Partnership ("the Partnership"), for the year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


1.   Basis of Accounting

a) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

c) Other Assets: Included in other assets is approximately $120,000 of costs incurred at the Sherman Oaks property relating to the January 1994 Southern California earthquake. These costs are part of a pending claim with the Partnership's property insurance carrier.

2.   Property and Improvements and Note and Mortgages Payable

   At March 31, 1994 the Partnership owned six properties located in California totaling 2,135 units with leases generally for a term of one year or less. All properties are pledged as security for the long-term debt.

   The Partnership is currently in default on its second mortgage loan obligation and could lose its investment in property and improvements through foreclosure. The balance of the second mortgage note at March 31, 1994 was $14,000,000 plus $886,900 of accrued and unpaid interest. Although the second mortgage holder has acknowledged the default, the Partnership has not received a notice of acceleration.

   The Sherman Oaks property sustained extensive damage from the January 17, 1994 Southern California earthquake. The property was "red-tagged" by city inspectors which means that the property is unsafe for use. It is currently unoccupied. The Partnership's properties are covered by insurance, including earthquake (5% deductible) and business interruption. The Partnership is working with the insurance company, the first mortgage lender and the appropriate hired professionals to complete surveys and cost estimates. Estimates are expected for both the cost to repair/rebuild and to replace. The first mortgage lender has discretion as to the decision to rebuild or apply the proceeds to reduce the outstanding debt obligation. The carrying value of the Sherman Oaks property at March 31, 1994 was $17,498,496. The financial statements do not include any adjustments for possible losses resulting from the earthquake.

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                         Notes to Financial Statements - Continued
                                        (Unaudited)



3.   Transactions with Affiliates

   Fees and other expenses required to be paid by the Partnership to the General Partner or its affiliates are as follows:

                                               Three Months Ended      Unpaid at
                                                   March 31,          March 31,
                                                1994       1993         1994

   Interest on assignment note             $   22,000   $   22,000  $  462,001
   Asset management fee                        38,134       44,008   2,357,179
   Administration and management fee             --           --       260,050
   General partner's salary                    37,500       37,500     787,500
   Real Estate Advisory fee                      --           --       518,750
   Reimbursement (at cost) for
    out of pocket expenses                      6,545        7,289       7,204
                                           $  104,179   $  110,797  $4,392,684


4.  Litigation

   In California Seven Associates, Limited Partnership , et al v. SBD Group, Inc., et al [Case no. 716034 (Superior Court of the State of California, Orange County)] Plaintiff continues to seek payment of $154,194.58 plus interest and fees from Defendant. The lawsuit stems from Defendants' refusal to forward rental payments which accrued while Plaintiff owned the property (Torrance Oakwood 20900 Anza, City of Torrance). A Mandatory Settlement Conference, followed by a jury trial has been set for July. Plaintiff intends to file a motion for Summary Judgement prior to the trial date.

   Plaintiffs in a suit brought against the Partnership and its General Partner [Theodore D. Cohen, et al v. California Seven Associates, et al., No. 657925 (Orange County, CA, May 16, 1991)] are class members in a federal court action in Chicago [In re VMS Securities Litigation, No. 90C2412, N.D. Ill.]. On July 20, 1993 defendants filed a motion requesting that The California suit be permanently enjoined on the grounds that the settlement of the VMS class actions released plaintiff's claims. The likelihood of an unfavorable outcome or the extent of any possible liability cannot be assessed at this time.

5.                             Subsequent Event

   On April 29, 1994, the Partnership received a partial advance of $750,000 from the insurance company relative to the business interruption coverage on the earthquake damaged Sherman Oaks property.

                     California Seven Associates Limited Partnership,
                              a California Limited Partnership

                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations



Liquidity and Capital Resources

   At March 31, 1994, the Partnership had $944,684 in cash and cash equivalents which is to be used for working capital and for payment of accrued liabilities. The Partnership's accrued liabilities at March 31, 1994 include the April 4, 1994 first mortgage debt service payment of $716,667 and tenant security deposits of $400,000. On April 4, 1994, the Partnership made the monthly first mortgage payment and on April 10, 1994, the Partnership paid the second installment of property taxes for the fiscal year July 1993 to June 1994 of approximately $584,265. (As allowed by law, the Partnership has been able to defer payment of real estate taxes for the earthquake damaged property, Sherman Oaks.) The Partnership collected sufficient rents in April to fund the property tax payments due as well as payment of monthly recurring operating expenses. On April 29, 1994, the Partnership received a $750,000 advance from the insurance company on the earthquake damaged property's business interruption policy. On May 2, 1994, the Partnership made the monthly first mortgage debt service payment of $716,667.

   The Partnership's cash flow from operations after debt service and capital improvements has been in a continual deficit position. As a result of cash flow deficits and the lack of investor equity, the Partnership began withholding payment of debt service on its second mortgage beginning November 1, 1993 and remains in default at March 31, 1994. The Partnership intends to limit capital expenditures to those needed for safety and structural integrity. Any additional capital expenditures will be limited to those which can be funded from property operations after first mortgage debt service. The General Partner has estimated 1994 operations to be sufficient to cover first mortgage debt service and necessary capital expenditures, exclusive of Sherman Oaks normal property operations, but inclusive of collections representing reimbursement for loss of operations (net operating income) from business interruption insurance. Dependant on the timing of the insurance reimbursement, the General Partner may have to take further steps to preserve the Partnership's cash.

   The Partnership continues to face increasing risk of losing the properties through foreclosure as the second mortgage remains in default and the General Partner takes steps to maintain the precariously low level of Partnership reserves. Even if an agreement is reached with the second mortgage leader to remedy the default, the uncertainty surrounding the earthquake and satisfaction of the requirements of the first mortgage remain unresolved.

   As decisions are made to repair/rebuild or apply insurance proceeds to the outstanding first mortgage obligation, cash flow and Partnership reserves will be impacted. At the present time, the Partnership's reserves will not allow funding of the 5% deductible needed to rebuild, possibly subjecting the properties to foreclosure. If the insurance proceeds are applied to the outstanding balance of the first mortgage, the remaining five operating properties may be unable to generate sufficient cash flow to service the remaining first mortgage obligation. The amount of insurance proceeds that will be available and the first mortgage lender's decision as to the application of the proceeds are unknown at this time. The General Partner will continue to pursue alternatives to restructure and extend the mortgage debt. Regardless of how future events transpire, it is unlikely that any debt restructuring or market improvement will be sufficient to materially improve the outlook for limited partners. Under any potential scenario, the likelihood of any cash being available for investors at wrap-up is doubtful.

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations (Continued)



Results of Operations

   The Sherman Oaks property sustained extensive damage from the Southern California earthquake on January 17, 1994, following which the property was evacuated and city inspectors classified the property as unsafe for use.
As a result, the property has generated little revenue for the first quarter and has had a substantial decrease in operating expenses. Results for the three months ended March 31, 1994, as compared with the same period in 1993, were as follows: rental income decreased approximately $778,000, other income decreased approximately $18,000, property operating expenses decreased approximately $119,000 and property administrative expenses decreased approximately $134,000. The following analytical comments have been limited to the Partnership's five other properties for the first three months year over year.

   The weakness in the Southern California economy and increased competition, both of which have had an adverse impact on occupancy and, subsequently, rental rates, have combined to support the Partnership's decision to convert a number of the properties to conventional apartments, unfurnish more units at the remaining OAKWOOD properties, and to switch to an effective rent strategy to maintain occupancy and market share. The strategies appeared to have worked in 1993; occupancy percentages were restored and stabilized and rental rates began to pick back up slightly. Results have improved considerably for the first quarter of 1994. Exclusive of the Sherman Oaks property, net property revenues (property level revenues less property level operating expenses) have increased to $2,097,000, a 15% increase from 1993's first quarter result of $1,821,000 and a 22% increase from 1993's fourth quarter result of $1,720,000.

   Effective January 1, 1994, Mission Bay East converted from OAKWOOD operations to conventional apartment operations. Although the property ended the quarter with a drop in occupancy percentage, average occupancy for the quarter included some leftover corporate rentals which, combined with expense savings from the conversion, helped boost net property revenue for the first quarter 1994 by 12% compared to the first quarter of 1993 and 16% compared to the fourth quarter of 1993. The Partnership currently has one remaining property operating as an OAKWOOD. The West Los Angeles OAKWOOD posted a 42% increase in net property revenue compared to the first quarter of 1993 and a 17% increase compared to the fourth quarter of 1993. Increases are attributable to increased average occupancy percentages, less discounting on corporate rental rates and lower expenses, including a drop in repairs and maintenance and worker compensation insurance.

   At the property's other conventionally run apartment properties, Arbor Park, Amberway and Pacifica Club, results have improved from a combination of increased revenues and decreased expenses. Arbor Park's results were flat compared to the first quarter of 1993 but were up 123% from the fourth quarter 1993 as a result of large drop non-routine maintenance coupled with other expense savings. Amberway's net property revenue was up 4% and 15% for the first quarter of 1994 compared with the first and fourth quarters of 1993, respectively. The first quarter of 1993 includes a $38,000 non-recurring laundry contract fee. Generally revenue decreases from a continued softening in the market were more than offset by drops in maintenance and repair accounts. Pacifica Club's net property revenue increased 14% and 10% for the first quarter 1994 when compared with the first and fourth quarters of 1993, respectively. When comparing first quarter 1994 to 1993, the increase is attributable to increase in average occupancy percentages. For the comparison to the previous quarter, fourth quarter of 1993, the increase is attributable to savings in expenses such as repair and maintenance and payroll related costs.

                California Seven Associates Limited Partnership
                      a Califorinia Limited Partnership

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

   Average occupancy at West Los Angeles for the three months ended March 31, 1994 was 91%, as compared with 88% for the same period in 1993. The increase in average occupancy coupled with less corporate rate discounting increased rental income approximately $64,000 for the three months ended March 31, 1994, as compared with the same period in 1993. At Mission Bay East, leftover corporate business contributed approximately $40,000 to the increase in rental income and rental income at Pacifica Club increased approximately $40,000 as the result of higher average occupancy.

   The other income decrease for the three months ended March 31, 1994, as compared with the same period in 1993, was due to redecorating fees received from a new laundry contract at Amberway in the first quarter of 1993.

   The decrease in property operating expenses for the three months ended March 31, 1994, as compared with the same period in 1993, was due to a $32,000 and a $52,000 decrease in repair and maintenance expenses in the first quarter of 1994 at West Los Angeles and Amberway as a result of damage incurred from the heavy rains in Southern California in early 1993. Also, a painting project was in progress at Amberway during the first quarter of 1993. These decreases were partially offset by an $18,000 and a $12,000 increase in non-routine maintenance expense at Mission Bay East and Pacifica Club, respectively, related to carpet replacements and other repairs. Mission Bay East had a $20,000 increase to utilities as a result of lower reimbursements for various utilities from corporate tenants. As the property converts to conventional operations from OAKWOOD, utilities will increase as the Partnership is not allowed to charge back certain utilities to its non-corporate tenants. West Los Angeles posted a $5,000 increase to furniture rental to accommodate leasing activity.

   Property taxes are down for the three months ended March 31, 1994, as compared with 1993, due to decreased assessments at Mission Bay East and Pacifica Club.

   The decrease in property administrative expense for the three months ended March 31, 1994, as compared with the same period in 1993, was the result of a reduction of OAKWOOD related costs at Mission Bay East as the result of the conversion from OAKWOOD operations to conventional operations. The property saved $40,000 in payroll related direct and indirect costs. Although conventional type advertising increased with the conversion, OAKWOOD related advertising dropped, for a net decrease of $9,000. West Los Angeles and Pacifica Club experienced significant savings in payroll related costs; $32,000 and $8,000, respectively. West Los Angeles saved approximately $20,000 of the $32,000 on workers compensation insurance.

   The decrease in interest income for the three months ended March 31, 1994, as compared with the same period in 1993, was due to the decrease in the average cash balance invested as a result of cash flow deficits.

   Amortization decreased for the three months ended March 31, 1994, as compared with 1993, due to deferred loan costs becoming fully amortized during 1993. Offsetting the decrease partially was an increase in depreciation from major additions in 1992 and 1993.

                     California Seven Associates Limited Partnership,
                             a California Limited Partnership

                     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations (Continued)


                                         Occupancy

   The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties during 1994 and 1993:

                                           1993                           1994

                            At 3/31   At 6/30  At 9/30   At 12/31       At 3/31
The Anaheim Property           91%        96%      94%        91%           83%

The Huntington Beach Property  91%        86%      94%        96%           95%

The West Los Angeles Property  85%        93%      92%        83%           87%

The San Diego Property         86%        92%      86%        97%           84%

The Sherman Oaks Property (a)  87%        88%      88%        84%           N/A

The Upland Property            92%        90%      91%        91%           91%

(a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and considered unsafe for use. Therefore, occupancy is not applicable for 1994.

Part II - Other Information

Item 1.  Legal Proceedings

     The information included in the "Notes to Financial Statements, Note 4. Litigation" on page 6 of the Partnership's March 31, 1994 Financial Statements, is incorporated by reference.

Item 3.  Defaults by the Partnership on its Senior Securities

  The information included in the "Notes to Financial Statements, Note 2. Property and Improvements and Note and Mortgages Payable" on page 5 of the Partnership's March 31, 1994 Financial Statements is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (b)  No Form 8-Ks were filed during the three months ended March 31, 1994.

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               California Seven Associates Limited Partnership,
                               a California   Limited Partnership

                                  By:  CIGNA Realty Resources, Inc. - Seventh,
                                       General Partner




Date:  May 15, 1994               By:  /s/ John D. Carey
                                      John D. Carey, President and Controller
                                       (Principal Executive Officer)
                                       (Principal Accounting Officer)