Form 10-Q
period 1994-06-30
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1994-08-15
CIK 765506

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

                (Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1994

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



Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

   Yes       X                No

Part I - Financial Information

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership
                                  Balance Sheets


                                                     June 30       December 31
                                                      1994            1993
                                      Assets       (Unaudited)      (Audited)
Property and improvements, at cost:
   Land and land improvements                    $20,562,073      $20,562,073
   Buildings                                     109,678,470     109,659,882
   Furniture and fixtures                         12,968,727      12,925,199
   Machinery and equipment                           701,207         681,295
                                                 143,910,477     143,828,449
   Less accumulated depreciation                  46,023,439      43,907,921
     Net property and improvements                97,887,038      99,920,528

Cash and cash equivalents                            848,195       1,440,476
Accounts receivable                                  329,161         388,172
Prepaid expenses                                      75,114             792
Other assets                                          20,864          19,040
     Total                                       $99,160,372      $101,769,008

                         Liabilities and Partners' Deficit
Liabilities:
   Note and mortgages payable                   $111,983,903     $111,983,903
   Accrued interest payable                        2,531,018       1,600,118
   Accounts payable and accrued expenses             404,350         446,318
   Tenant security deposits                          437,098         472,865
   Unearned income                                   201,941         303,995
   Deferred management fees                        2,000,000       2,000,000
   Fees and  reimbursements payable to the General
    Partner and its affiliates                     4,018,306       3,848,505
   Other liabilities                                 101,093          33,957
     Total liabilities                           121,677,709     120,689,661

Partners' deficit:
   General Partner                                  (768,421)       (732,454)
   Limited partners (362 Class A Units
    and 3 Class B Units):                        (21,748,916)    (18,188,199)
     Total partners' deficit                     (22,517,337)    (18,920,653)
     Total                                       $99,160,372      $101,769,008



    The Notes to Financial Statements are an integral part of these statements.

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership
                             Statements of Operations
                                    (Unaudited)


                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                        1994       1993          1994       1993
Property operating revenues:
   Rental income                   $3,324,545 $4,119,466   $6,996,643 $8,427,546
   Other                              121,708    239,543      262,967    418,742
                                    3,446,253  4,359,009    7,259,610  8,846,288

Operating expenses:
   Maintenance and repairs,
   furniture rental, insurance,
   and other property operations      702,119    805,429    1,416,435  1,667,972
   Real estate taxes                  343,786    369,209      694,516   738,418
   Management fees                    138,505    139,301      281,690   273,769
   Property administrative            641,351    917,880    1,353,228 1,876,748
                                    1,825,761  2,231,819    3,745,869 4,556,907

     Net property revenue           1,620,492  2,127,190     3,513,741 4,289,381


Other operating costs and (income) expenses:
   Depreciation and amortization    1,056,298  1,117,542     2,115,518 2,231,007
   Management and administrative
   fees to affiliates                  79,462     82,864       155,096   164,372
   Partnership administrative          39,130     30,344        82,573    56,632
   Net recovery on business
   interruption resulting from
   California earthquake             (465,469)        --      (465,469)     --
                                      709,421  1,230,750     1,887,718 2,452,011

    Net partnership operating income  911,071    896,440     1,626,023 1,837,370

Interest income                         3,376     10,034         8,193    26,156
Interest expense                   (2,615,450)(2,615,450) (5,230,900)(5,230,900)

   Net loss                     $(1,701,003)$(1,708,976)$(3,596,684)$(3,367,374)

Net loss:
   General Partner                 $(17,010)   $(17,090)   $ (35,967) $(33,674)
   Limited partners              (1,683,993)(1,691,886)   (3,560,717)(3,333,700)
                                $(1,701,003)$(1,708,976)$(3,596,684)$(3,367,374)

Net loss per Class A Unit          $ (4,652)  $ (4,674)    $  (9,836) $ (9,209)


    The Notes to Financial Statements are an integral part of these statements.

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership
                             Statements of Cash Flows

                  For the Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)


                                                      1994            1993
Cash flows from operating activities:
   Net loss                                       $(3,596,684)     $(3,367,374)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                 2,115,518       2,231,007
     Accounts receivable                              59,011          (6,997)
     Accrued interest payable                        930,900         760,667
     Accounts payable and accrued expenses           (39,625)        (99,602)
     Fees and reimbursements payable to the
     General Partner and its affiliates              169,801         178,369
     Other, net                                     (146,831)        255,304
        Net cash used in operating activities       (507,910)        (48,626)

Cash flows from investing activities:
   Purchase of property and improvements             (82,028)       (243,649)

Cash flows from financing activities:
   Cash distribution to limited partners              (2,343)         (6,322)

Net decrease in cash and cash equivalents           (592,281)       (298,597)
Cash and cash equivalents, beginning of year       1,440,476       2,268,544
Cash and cash equivalents, end of period          $  848,195       $1,969,947

Supplemental disclosure of cash information:
   Interest paid during period                    $4,300,000       $4,470,233














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

2.   Property and Improvements and Note and Mortgages Payable

   At June 30, 1994 the Partnership owned six properties located in California totaling 2,135 units with leases generally for a term of one year or less. All properties are pledged as security for the long-term debt.

   The Partnership is currently in default on its second mortgage loan obligation and could lose its investment in property and improvements through foreclosure. The balance of the second mortgage note at June 30, 1994 was $14,000,000 plus $1,330,350 of accrued and unpaid interest. Although the second mortgage holder has acknowledged the default, the Partnership has not received a notice of acceleration.

   The Sherman Oaks property sustained extensive damage from the January 17, 1994 Southern California earthquake. The property was "red-tagged" by city inspectors which means that the property is unsafe for use. It is currently unoccupied. The Partnership's properties are covered by insurance, including earthquake and business interruption; although the policy carries a 5% deductible. The Partnership is working with the insurance company, the first mortgage lender and the appropriate hired professionals and has completed surveys and cost estimates. The first mortgage lender has discretion as to the decision to rebuild or apply the net insurance proceeds to reduce the outstanding debt obligation. The first mortgage lender has not yet informed the Partnership as to their preference to repair/rebuild or collect net insurance proceeds. The carrying value of the Sherman Oaks property at June 30, 1994 was $17,315,911. The financial statements do not include any adjustments for possible losses resulting from the earthquake.

   On April 24, 1994, the Partnership received a $750,000 advance on the business interruption policy for the earthquake damaged property. During July 1994, a claim for $1,215,000, representing the first six months of 1994 business interruption, was submitted to the insurance company. Included in the income statement as "Net recovery on business interruption resulting from California earthquake" for the three and six months ended June 30, 1994 is the insurance advance less costs specifically associated with the earthquake. All other income statement lines for 1994 as they relate to the Sherman Oaks property only include activity related to the period from January 1, 1994 to January 16, 1994, if applicable. The income statement does not include any other amounts relating to the pending claim with the insurance company for the first six months of 1994 operations.

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership

                     Notes to Financial Statements - Continued
                                    (Unaudited)



3.   Transactions with Affiliates

   Fees and other expenses required to be paid by the Partnership to the General Partner or its affiliates are as follows:

                        Three Months Ended     Three Months Ended      Unpaid at
                              June 30,               June 30,          June 30,
                           1994       1993         1994      1993         1994

Interest on assignment
 note                $   22,000 $    22,000 $   44,000 $    44,000   $ 484,001
Asset management fee     41,962      45,364      80,096     89,372   2,399,141
Administration and
 management fee             --          --         --          --      260,050
General partner's
 salary                  37,500      37,500     75,000      75,000     825,000
Real Estate Advisory
 fee                         --          --         --          --     518,750
Reimbursement (at cost) for
out of pocket expenses    9,131       9,861      15,676     17,150      15,365
                       $110,593    $114,725    $214,772   $225,522  $4,502,307


4.  Litigation

   In California Seven Associates Limited Partnership, et al v. SBD Group, Inc. et al [Case no. 716034 (Superior Court of the State of California, Orange County)] Pursuant to a Minute Order granted by the Judge, the Court has found that the Defendants breached their contract with the Partnership resulting in damages in the sum of $152,308.84, plus interest. Defendants counsel has filed a Motion for Reconsideration; thereby asking the Court to review its prior ruling. The lawsuit stems from Defendants refusal to forward rent payments which accrued while the Partnership owned the property (Torrance Oakwood 20900 Anza, City of Torrance).

   Plaintiffs in suit brought against the Partnership and its General Partner [Theodore D. Cohen, et al v. California Seven Associates, et al., No. 657925 (Orange County, CA, May 16, 1991)] are class members in a federal court action in Chicago [In re VMS Securities Litigation, No. 90 c 2412, N.D. Ill.]. Plaintiffs have been notified of the Class Settlement. As a result of Plaintiffs failure to opt-out of the Class Action, Defendant has filed a Motion for Summary Judgment. The likelihood of an unfavorable outcome or the extent of any possible liability cannot be assessed at this time.

                 California Seven Associates Limited Partnership,
                          a California Limited Partnership

                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

   One of the Partnership's six properties, Sherman Oaks, sustained extensive damage from the Southern California earthquake on January 17, 1994. The property was evacuated and city inspectors classified the property as unsafe for use. The Partnership has insurance for the damage and for business interruption, subject to a 5% deductible. On April 29, 1994, the Partnership received a $750,000 advance from the insurance company on the business interruption policy. During July, a claim for $1,215,000, representing the first six months of 1994 business interruption, was submitted to the insurance company. Payment on that claim, less the advance previously received and the 5% deductible, is expected in August.

   At June 30, 1994, the Partnership had $848,195 in cash and cash equivalents which is to be used for working capital and for payment of accrued liabilities. The Partnership's accrued liabilities at June 30, 1994 include the July 1, 1994 first mortgage debt service payment of $716,667 and tenant security deposits of $437,000. On July 1, 1994, the Partnership made the monthly first mortgage payment. The Partnership collected sufficient rents in July to fund July's monthly recurring operating expenses and the first mortgage payment for July of $716,667, paid on August 1, 1994.

   The Partnership's cash flow from operations after debt service and capital improvements has been in a continual deficit position. As a result of cash flow deficits and the lack of investor equity, the Partnership began withholding payment of debt service on its second mortgage beginning November 1, 1993 and remains in default at June 30, 1994. During 1994, the Partnership has, and intends to continue to, limit capital expenditures to those needed for safety and structural integrity. Any additional capital expenditures will be limited to those which can be funded from property operations after first mortgage debt service. The General Partner has estimated 1994 operations to be sufficient to cover first mortgage debt service and necessary capital expenditures, exclusive of Sherman Oaks normal property operations, but inclusive of collections representing reimbursement for loss of operations (net operating income) from business interruption insurance. Dependant on the timing of the insurance reimbursement, the General Partner may have to take further steps to preserve the Partnership's cash.

   The Partnership continues to face increasing risk of losing the properties through foreclosure as the second mortgage remains in default and the General Partner takes steps to maintain the precariously low level of Partnership reserves. Even if an agreement is reached with the second mortgage lender to remedy the default, the uncertainty surrounding the earthquake and satisfaction of the requirements of the first mortgage remain unresolved.

   During July 1994, a meeting was held with the first mortgage lender to review the status of the earthquake damaged property and the first mortgage note. Subsequent to the meeting, a written proposal was submitted to the lender requesting a modification to existing debt terms, including an extension of the maturity date, an interest rate reduction, and deferment of monthly payments into an escrow account until enough funds accumulated to fund the earthquake insurance deductible. In addition, a request was made for a timely decision on intent to repair/rebuild or apply net insurance proceeds to the outstanding mortgage balance. The lender rejected the request for a modification of terms and has not yet indicated their preference relative to the earthquake damaged property.

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


Results of Operations

   The Sherman Oaks property sustained extensive damage from the Southern California earthquake on January 17, 1994, following which the property was evacuated and city inspectors classified the property as unsafe for use.
As a result, the property has generated little revenue for the first quarter and has had a substantial decrease in operating expenses. Sherman Oaks' results for the six months ended June 30, 1994, as compared with the same period in 1993, were effected as follows: Rental income decreased approximately $1,607,000, other income decreased approximately, $45,000, property operating expenses decreased approximately $278,000 and property administrative expenses decreased approximately $342,000. The results for the three months ended June 30, 1994, as compared with the same period of 1993, were effected as follows: Rental income decreased approximately $829,000, other income decreased approximately $31,000, property operating expenses decreased approximately $156,000 and property administrative expenses decreased approximately $203,000. The following analytical comments have been limited to the Partnership's five other properties.

   The weakness in the Southern California economy and increased competition, both of which have had an adverse impact on occupancy and, subsequently, rental rates, have combined to support the Partnership's decision to convert a number of the properties to conventional apartments, unfurnish more units at the remaining OAKWOOD properties, and to switch to an effective rent strategy to maintain occupancy and market share. The strategies appeared to have worked in 1993; occupancy percentages were restored and stabilized and rental rates began to pick back up slightly. Results improved considerably for the first quarter of 1994. Exclusive of the Sherman Oaks property, net property revenues (property level revenues less property level operating expenses) increased to $2,097,000, a 15% increase from 1993's first quarter result of $1,821,000 and a 22% increase from 1993's fourth quarter result of $1,720,000. Net property revenues for the second quarter 1994 were down from the first quarter of 1994 and the comparable quarter of 1993. Typically, the second quarter results have lagged behind strong first quarter earnings. During the second quarter of 1993, the Partnership collected redecorating fees from new laundry contracts at Pacifica Club and Arbor Park aggregating to $70,000.
Excluding the one-time fees and exclusive of Sherman Oaks, net property revenues for the second quarter 1994 totalled $1,762,000 compared with the $1,709,000 for the same period of 1993. For the six months ended June 30, 1994, results are up 10% exclusive of the laundry contract fees and Sherman Oaks compared with the same period of 1993.

   Effective January 1, 1994, Mission Bay East converted from OAKWOOD operations to conventional apartment operations. As part of the conversion, the property is transitioning to a large majority of unfurnished units. During the second quarter, the property continued unfurnishing as the post-conversion target for furnished units is 80. At June 30, 1994, the furnished units stood at 180. Although the property ended the first quarter with a drop in occupancy percentage, average occupancy for the first quarter included some leftover corporate rentals which,

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership

                 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (Continued)



combined with expense savings from the conversion, helped boost net property revenue for the first quarter 1994 by 12% compared to the first quarter of 1993 and 16% compared to the fourth quarter of 1993. Net property revenue for the second quarter 1994 was down from the first quarter but up 8% from the second quarter of 1993. The property had average occupancy for the quarter of 86% and ended the quarter at 93%.

   At the Partnership's other conventionally run apartment properties, Arbor Park, Amberway and Pacifica Club, operations for the three and six months ended June 30, 1994, as compared to the same periods of 1993 have posted mixed results. Net property revenues for 1993 include one-time laundry contract fee income of $30,000, $38,000, and $40,000 for Arbor Park, Amberway, and Pacifica Club, respectively. Excluding the laundry contract fee, Arbor Park's results for the three and six months compared with the previous year were down 14% and 6%, respectively. The decrease is attributable to a steady experience of maintenance and repair expenses incurred in the first half of 1994 compared to very little in the first half of 1993. Arbor Park had proportionately higher level of maintenance expenses in the latter half of 1993. Amberway's net revenue, exclusive of 1993 laundry contract revenue, dropped 20% and 2% for the three and six months, respectively, compared to the previous year. The drop is directly related to weak occupancies. Physical occupancy was negatively impacted by relocations, job loss and home purchases. Offsetting a portion of the six month drop in revenue was a large drop in maintenance and repairs expenses. Pacifica Club's net property revenue increased, exclusive of laundry contract revenue, by 26% and 20% for the three and six months ended June 30, 1994, respectively, compared with the same periods of the previous year. The increases are attributable to strong occupancies, lower taxes, and savings in repair and maintenance expenses in second quarter.

   The Partnership currently has one remaining property operating as an OAKWOOD. During the first quarter of 1994, the West Los Angeles OAKWOOD posted a 42% increase in net property revenue compared to the first quarter of 1993 and a 17% increase compared to the fourth quarter of 1993. For the second quarter 1994, net property revenues are down from the first quarter but are up 6% compared with the second quarter of 1993 and 23% for the six month period ended June 30, 1994 compared with the first six months of 1993. Increases are attributable to increased average occupancy percentages, less discounting on corporate rental rates and lower expenses, including a drop in repairs and maintenance and worker compensation insurance.

   Average occupancy at West Los Angeles for the three and six months ended June 30, 1994 was up slightly, as compared with the same periods of 1993. The increase in average occupancy coupled with less corporate rate discounting increased rental income approximately $23,000 and $87,000 for the three and six month periods, respectively. At Mission Bay East, leftover corporate business from the first quarter contributed approximately $5,000 to the increase in rental income for the six months. Mission Bay East posted a $35,000 decrease for the three month period as conventional rates are lower than corporate rates and average occupancy dropped. Rental income at Pacifica Club increased approximately $116,000 for the six months and $76,000 for the three months as the result of higher average occupancy. At Arbor Park, a slight increase in rates led to a $16,000 and $22,000 increase in the three and six month periods, respectively. These increases were offset by $46,000 and $56,000 decreases for the three and six month periods, respectively, at Amberway because of weak occupancy.

   Other income decreased for the three and six months ended June 30, 1994, as compared with the same periods in 1993, due to one-time redecorating fees received from a new laundry contract in 1993 of $38,000, $40,000, and $30,000 at Amberway, Pacifica Club, and Arbor Park, respectively. The fee for Amberway was received and recorded in the first quarter of 1993 and the fees for Pacifica Club and Arbor Park were received and recorded in the second quarter of 1993.

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership

                 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (Continued)



   Overall, property operating expenses increased for the three and six months ended June 30, 1994, as compared to the same periods of the previous year. Amberway and West Los Angeles posted declines in maintenance and repair expenses due to costs in the first quarter of 1993 resulting from damages caused by heavy rains. Offsetting the decreases was an increase in utilities at Mission Bay East as a result of lower reimbursements for various utilities from corporate tenants. As the property converts to conventional operations from OAKWOOD, utilities will increase as the Partnership is not allowed to charge back certain utilities to its non-corporate tenants. Additionally, Mission Bay East and Arbor Park had increased non-routine maintenance for carpet replacements, faucets, and vinyl.

   Property taxes are down for the three and six months ended June 30, 1994, as compared with 1993, due to decreased assessments at Mission Bay East and Pacifica Club.

   The decrease in property administrative expense for the three and six months ended June 30, 1994, as compared with the same periods in 1993, was the result of a reduction of OAKWOOD related costs at Mission Bay East as the result of the conversion from OAKWOOD operations to conventional operations. The property saved $43,000 and $83,000 for the three and six month periods, respectively, in payroll related direct and indirect costs. Although conventional type advertising increased with the conversion, OAKWOOD related advertising dropped for the three and six month periods, for a net decrease of $32,000 and $23,000, respectively. West Los Angeles experienced significant savings in payroll related costs; $41,000 for the six month period and $9,000 for the three month period. West Los Angeles saved approximately $22,000 of the $41,000 on workers compensation insurance.

   The decrease in interest income for the three and six months ended June 30, 1994, as compared with the same periods in 1993, was due to the decrease in the average cash balance invested as a result of cash flow deficits.

   Amortization decreased for the three and six months ended June 30, 1994, as compared with 1993, due to deferred loan costs becoming fully amortized during 1993. Offsetting the decrease partially was an increase in depreciation from major additions in 1992 and 1993.

                 California Seven Associates Limited Partnership,
                         a California Limited Partnership

                 Management's Discussion and Analysis of Financial




                                     Occupancy

   The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties during 1994 and 1993:
                                            1993                     1994
                              At 3/31  At 6/30 At 9/30At 12/31  At 3/31 At 6/30

The Anaheim Property              91%      96%     94%     91%    83%      81%

The Huntington Beach Property     91%      86%     94%     96%    95%      98%

The West Los Angeles Property     85%      93%     92%     83%    87%      92%

The San Diego Property            86%      92%     86%     97%    84%      93%

The Sherman Oaks Property (a)     87%      88%     88%     84%    N/A      N/A

The Upland Property               92%      90%     91%     91%    91%      90%


(a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and considered unsafe for use. Therefore, occupancy is not applicable for 1994.


Part II - Other Information

Item 1.  Legal Proceedings

   The information included in the "Notes to Financial Statements, Note 4. Litigation" on page 6 of the Partnership's June 30, 1994 Financial Statements, is incorporated by reference.

Item 3.  Defaults by the Partnership on its Senior Securities

   The information included in the "Notes to Financial Statements, Note 2. Property and Improvements and Note and Mortgages Payable" on page 5 of the Partnership's June 30, 1994 Financial Statements is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (b) No Form 8-Ks were filed during the three months ended June 30, 1994.

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


                           California Seven Associates Limited Partnership, a California Limited Partnership

                           By: CIGNA Realty Resources, Inc. - Seventh, General Partner




Date:  August 15, 1994     By:   /s/ John D. Carey
                                 John D. Carey, President and Controller
                                 (Principal Executive Officer)
                                 (Principal Accounting Officer)