Form 10-Q
period 1994-09-30
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1994-11-14
CIK 765506

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

               (Mark One)
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

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

     Part I - Financial Information

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                                    Balance Sheets

                                                  September 30    December 31
                                                      1994           1993
                                        Assets     (Unaudited)     (Audited)

     Property and improvements, at cost:
        Land and land improvements              $ 20,562,073   $ 20,562,073
        Buildings                                109,734,471    109,659,882
        Furniture and fixtures                    12,998,478     12,925,199
        Machinery and equipment                      725,947        681,295
                                                 144,020,969    143,828,449
        Less accumulated depreciation             47,084,313     43,907,921
             Net property and improvements        96,936,656     99,920,528

     Cash and cash equivalents                       719,736      1,440,476
     Accounts receivable                             364,509        388,172
     Prepaid expenses and other assets                21,900         19,832
             Total                              $ 98,042,801   $101,769,008

                          Liabilities and Partners' Deficit
     Liabilities:
        Liabilities not subject to compromise:
          Accounts payable and accrued expenses    $ 172,313      $ 480,275
          Tenant security deposits                   463,411        472,865
          Unearned income                             32,331        303,995
                                                     668,055      1,257,135

        Prepetition liabilities subject to compromise:
          Note and mortgages payable             111,983,903    111,983,903
          Accrued interest payable                 2,560,559      1,600,118
          Accounts payable and accrued expenses    1,238,893             --
          Deferred management fees                 2,000,000      2,000,000
          Fees and reimbursements payable to the
            general partner and its affiliates     4,087,661      3,848,505
                                                 121,871,016    119,432,526
             Total liabilities                   122,539,071    120,689,661

     Partners' deficit:
        General Partner                             (788,210)      (732,454)
        Limited partners (362 Class A Units
         and 3 Class B Units):                   (23,708,060)   (18,188,199)
             Total partners' deficit             (24,496,270)   (18,920,653)
             Total                               $ 98,042,801   $101,769,008

     The Notes to Financial Statements are an integral part of these statements.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                               Statements of Operations
                                     (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                        1994      1993        1994      1993

     Property operating revenues:
        Rental income             $3,435,469 $4,401,878 $10,432,112 $12,829,424
        Other                        137,481    108,234     400,448     526,976
                                   3,572,950  4,510,112  10,832,560  13,356,400
     Operating expenses:
        Maintenance and repairs, furniture
         rental, insurance, and
         other property operations   657,286    845,213   2,073,721   2,513,185
        Real estate taxes            304,901    305,137     999,417   1,043,555
        Management fees              128,676    140,047     410,366     413,816
        Property administrative      688,427    873,124   2,041,655   2,749,872
                                   1,779,290  2,163,521   5,525,159   6,720,428

          Net property revenue     1,793,660  2,346,591   5,307,401   6,635,972

     Other operating costs and (income) expenses:
      Depreciation and
       amortization                1,060,874  1,120,767   3,176,392   3,351,774
      Management and administrative
         fees to affiliates           65,635     82,338     220,731     246,710
        Partnership administrative 27,808 28,083 110,381 84,715 Net recovery on business interruption resulting from
         California earthquake        88,877         --    (376,592)         --
                                   1,243,194  1,231,188   3,130,912   3,683,199

          Net partnership operating
           income                    550,466  1,115,403   2,176,489   2,952,773

     Interest income                   5,340     11,641      13,533      37,797
     Interest expense (Contractual interest
       of $2,615,450 and $7,846,350 for the
       three and nine months ended
       September 30, 1994,
       respectively)              (2,179,542)(2,615,450) (7,410,442) (7,846,350)
          Net loss before
          reorganization items    (1,623,736)(1,488,406) (5,220,420) (4,855,780)

     Reorganization items:
      United States Trustee fees      (800)        --        (800)         --
      Professional fees           (354,397)        --    (354,397)         --
        Net loss              $  1,978,933 $(1,488,406)$(5,575,617)$(4,855,780)

     Net loss:
        General Partner            $(19,789)   $(14,884)   $(55,756) $  (48,558)
        Limited partners         (1,959,144) (1,473,522) (5,519,861) (4,807,222)
                               $ (1,978,933)$(1,488,406)$(5,575,617)$(4,855,780)
     Net loss per Class A Unit     $ (5,412)   $ (4,071)  $ (15,248)  $ (13,280)

     The Notes to Financial Statements are an integral part of these statements.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                               Statements of Cash Flows

                For the Nine Months Ended September 30, 1994 and 1993
                                     (Unaudited)


                                                      1994           1993

     Cash flows from operating activities:
        Net loss                                $(5,575,617)   $(4,855,780)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization           3,176,392      3,351,774
          Accounts receivable                        23,663          4,320
          Accrued interest payable                  960,441        782,667
          Accounts payable and accrued expenses     933,274        216,424
          Fees and reimbursements payable to the
            General Partner and its affiliates      239,156        268,593
          Other, net                               (283,186)       325,977
             Net cash provided by (used in)
              operating activities                 (525,877)        93,975

     Cash flows from investing activities:
        Purchase of property and improvements      (192,520)      (382,205)

     Cash flows from financing activities:
        Cash distribution to limited partners        (2,343)        (6,322)

     Net decrease in cash and cash equivalents     (720,740)      (294,552)
     Cash and cash equivalents, beginning of year  1,440,476      2,268,544
     Cash and cash equivalents, end of period     $  719,736    $ 1,973,992

     Supplemental disclosure of cash information:
        Interest paid during period               $6,450,001    $ 7,063,683

        Fees paid in connection with
         reorganization                           $  355,197    $        --




     The Notes to Financial Statements are an integral part of these statements.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

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


     1.   Organization and Basis of Accounting

     a) Organization: On September 16, 1994, the Partnership filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11, United States Code. The Partnership's Chapter 11 bankruptcy reorganization case is currently pending in the United States Bankruptcy Court for the Central District of California. The Partnership's goal is to maximize recovery by creditors and partners by preserving the Partnership as a viable entity with a going concern value. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

     b) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

     c) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

     2.   Property and Improvements and Note and Mortgages Payable

       At September 30, 1994, the Partnership owned five operating apartment properties located in California totaling 1,763 units with leases generally for a term of one year or less. The Partnership owns a sixth non-operating property with 372 apartment units. All properties are pledged as security for the long-term debt. Although the first and second mortgages payable represent secured claims under the bankruptcy proceedings, there is uncertainty as to whether the claims are undersecured or will be impaired under a plan of reorganization. The mortgages payable, therefore, are classified as liabilities subject to compromise in the accompanying balance sheet. Interest expense will be recorded postpetition to the extent paid during the proceeding. The Partnership has entered into a cash collateral agreement with the first mortgage lender which calls for the payment of cash flow from operations, rents less operating expenses and capital, on a monthly basis.

       The Sherman Oaks property sustained extensive damage from the January 17, 1994 Southern California earthquake. The property was "red-tagged" by city inspectors which means that the property is unsafe for use. It is currently unoccupied. The Partnership's properties are covered by insurance, including earthquake and business interruption; although the policy carries a 5% deductible. Prior to the bankruptcy, the first mortgage lender, Travelers Insurance Co., had discretion as to the decision to rebuild or apply the net insurance proceeds to reduce the outstanding debt obligation. The final decision to repair/rebuild Sherman Oaks or collect net insurance proceeds will be decided by the Bankruptcy Court in February 1995. The carrying value of the Sherman Oaks property at September 30, 1994 was $17,312,627. The financial statements do not include any adjustments for possible losses resulting from the earthquake.

       On April 24, 1994, the Partnership received a $750,000 advance on the business interruption policy for the earthquake damaged property. During July 1994, a claim for $1,215,000, representing the first six months of 1994 business interruption, was submitted to the insurance company. Included in the income statement as "Net recovery on business interruption resulting from California earthquake" for the three and nine months ended September 30, 1994 is the insurance advance less costs specifically associated with the earthquake. All other income statement lines for 1994 as they relate to the Sherman Oaks property, only include activity related to the period from January 1, 1994 to January 16, 1994, or fixed operating expenses unrelated to the earthquake, if applicable. The income statement does not include any other amounts relating to the pending claim with the insurance company for 1994 operations.


     3.   Transactions with Affiliates

       Fees and other expenses required to be paid by the Partnership to the General Partner or its affiliates are as follows:

                          Three Months Ended    Nine Months Ended   Unpaid at
                             September 30,        September 30,    September 30,
                              1994      1993       1994      1993      1994

        Interest on assignment
          note(a)            $18,333   $ 22,000   $ 62,333 $ 66,000  $ 502,334
        Asset management fee  28,135     44,838    108,231  134,210  2,427,276
        Administration and
          management fee          --         --         --       --    260,050
        General partner's
          salary              37,500     37,500    112,500  112,500    862,500
        Real Estate
          Advisory fee            --         --         --       --    518,750
        Reimbursement (at cost)
          for out of
          pocket expenses      6,767      7,886     22,443   25,036     19,085
                             $90,735   $112,224   $305,507 $337,746 $4,589,995

       (a) Postpetition interest is recorded to the extent it is paid. Contractual interest on assignment note was $22,000 and $66,000 for the three and nine months ended September 30, 1994, respectively.


     4.  Litigation

       In California Seven Associates Limited Partnership, et al v. SBD Group, Inc. et al [Case no. 716034 (Superior Court of the State of California, Orange County)] The Partnership won a judgement against the Defendants in the amount of $152,308.84, plus interest. Defendants filed a Motion for Reconsideration, asking the Court to review its prior ruling, which resulted in a reversal of this judgement. Further discovery has produced documents corroborating Plaintiffs' position, and the parties are negotiating a settlement. The lawsuit was commenced as a result of Defendants refusal to forward rent payments which accrued while the Partnership owned the property (Torrance Oakwood 20900 Anza, City of Torrance).

       [Theodore D. Cohen, et al v. California Seven Associates, et al., No. 657925 (Orange County, CA, May 16, 1991)] Plaintiffs in suit brought against the Partnership and its General Partner are members of the class participating in a federal court action in Chicago [In re VMS Securities Litigation, No. 90 c 2412, N.D. Ill.] which has concluded in a settlement, of which plaintiffs have been notified. Defendant has filed a Motion for Summary Judgment. The likelihood of an unfavorable outcome or the extent of any possible liability cannot be assessed at this time.


     5.   Petition for Relief Under Chapter 11

       On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the accompanying balance sheets as "prepetition liabilities subject to compromise".

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                      Notes to Financial Statements - Continued
                                     (Unaudited)


       Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts and from the determination by the Court of allowed claims for contingencies and other disputed amounts. Claims secured against the Partnership's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on the Partnership's property and improvements.

       On September 22, 1994, the Partnership entered into a Letter Agreement with Travelers which defines and authorizes the use of cash collateral. On September 26, 1994, an interim hearing was held on the use of revenues that may be classified as cash collateral pending a final hearing. The Partnership was granted use of cash collateral pursuant to the Letter Agreement with Travelers pending a final hearing.

       On October 17, 1994, the Court held a status hearing in connection with the Partnership's request to use cash collateral in the form of rental revenues and insurance proceeds to repair the Sherman Oaks property. The court set a trial date of February 1, 1995.

       The Partnership plans to solidify its position on the Sherman Oaks issue as well as continue the process for formulating a plan of reorganization. The outcome of these efforts is unknown at this time. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the equity interests held by the partners.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                               (Debtor In Possession)

                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations



     Liquidity and Capital Resources


       On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of California. Pursuant to
     Section 1108 of the Bankruptcy Code, the Partnership is managing and operating its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

       One of the Partnership's six properties, Sherman Oaks, sustained extensive damage from the Southern California earthquake on January 17,
     1994. The property was evacuated and city inspectors classified the property as unsafe for use. The Partnership has insurance for the damage and for business interruption, subject to a 5% deductible. Due to the extent of the loss under the mortgage documents, the first mortgage lender, Travelers Insurance Co., has control over property and casualty insurance proceeds. As a result, Travelers has discretion as to the decision to repair rebuild or apply net proceeds to the outstanding mortgage obligation.


       For a period prior to and especially in the months following the earthquake the Partnership's cash reserves were reduced to very low levels. In November 1993, the Partnership ceased payment on the second mortgage. During 1994, the Partnership was forced to limit capital expenditures to those needed for safety and structural integrity. On April 29, 1994, the Partnership received a $750,000 cash advance on the business interruption policy. The funds were used for property operations and debt service.

       During July, a claim for $1,215,000, representing the first six months of 1994 business interruption, was submitted to the insurance company. A short time after submitting the claim, Travelers asserted that it has control over the business interruption insurance proceeds as well as the property damage proceeds. As a result, the Partnership has not received further proceeds from the business interruption policy.

       Based  on the  information received  by  the  Partnership, it  is in  the opinion of management that it is in the best interest of creditors and partners to repair/rebuild Sherman Oaks. Travelers contends that applying net insurance and residual sales proceeds to outstanding first mortgage debt appears to be the appropriate action. The filing of the voluntary petition under Chapter 11 is the Partnership's opportunity to use the protection of the courts to reach an appropriate repair/rebuild decision for the Sherman Oaks property. Maximizing recovery on the Sherman Oaks property follows the Partnership's goal in the Chapter 11 proceeding to

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


     maximize recovery by creditors and partners by preserving the Partnership as a viable entity with a going concern value.

       On September 22, 1994, the Partnership entered into a Letter Agreement with Travelers which defines and authorizes the use of cash collateral. On September 26, 1994, on interim hearing was held on the use of revenues that may be classified as cash collateral pending a final hearing. The Partnership was granted use of cash collateral pursuant to the Letter Agreement with Travelers pending a final hearing.

       On October 17, 1994, the Court held a status hearing in connection with the Partnership's request to use cash collateral in the form of rental revenues and insurance proceeds to repair the Sherman Oaks property. The court set a trial for February 1, 1995.

       The Partnership plans to solidify its position on the Sherman Oaks issue as well as continue the process for formulating a plan of reorganization. The outcome of these efforts is unknown at this time. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the equity interests held by the partners.


     Results of Operations

       The Sherman Oaks property sustained extensive damage from the Southern California earthquake on January 17, 1994, following which the property was evacuated and city inspectors classified the property as unsafe for use. As a result, the property had generated little revenue for the first quarter and has had a substantial decrease in operating expenses. Sherman Oaks' results for the nine months ended September 30, 1994, as compared with the same period in 1993, were effected as follows: Rental income decreased approximately $2,488,000, other income decreased approximately, $82,000, property operating expenses decreased approximately $485,000 and property administrative expenses decreased approximately $509,000. The results for the three months ended September 30, 1994, as compared with the same period of 1993, were effected as follows: Rental income decreased approximately $881,000, other income decreased approximately $37,000, property operating expenses decreased approximately $207,000 and property administrative expenses decreased approximately $167,000. The following analytical comments have been limited to the Partnership's five other properties.

       The weakness in the Southern California economy and increased competition, both of which have had an adverse impact on occupancy and, subsequently, rental rates, have combined to support the Partnership's decision to convert a number of the properties to conventional apartments, unfurnish more units at the remaining OAKWOOD properties, and to switch to

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


     an effective rent strategy to maintain occupancy and market share. The strategies appeared to have worked in 1993; occupancy percentages were restored and stabilized and rental rates began to pick back up slightly. Results improved considerably for the first quarter of 1994. Exclusive of the Sherman Oaks property, net property revenues (property level revenues less property level operating expenses) increased to $2,097,000, a 15% increase from 1993's first quarter result of $1,821,000 and a 22% increase from 1993's fourth quarter result of $1,720,000. Net property revenues for the second quarter 1994 were down from the first quarter of 1994 and the comparable quarter of 1993. Typically, the second quarter results have lagged behind strong first quarter earnings. During the second quarter of 1993, the Partnership collected redecorating fees from new laundry contracts at Pacifica Club and Arbor Park aggregating to $70,000. Excluding the one-time fees and exclusive of Sherman Oaks, net property revenues for the second quarter 1994 totalled $1,762,000 compared with the $1,709,000 for the same period of 1993. For the three months ended September 30, 1994, results are up to $1,903,000 from $1,834,000 compared with the same period of 1993.

       Effective  January  1, 1994,  Mission  Bay  East converted  from  OAKWOOD operations to conventional apartment operations. As part of the conversion, the property is transitioning to a large majority of unfurnished units. During the second quarter, the property continued unfurnishing as the post-conversion target for furnished units is 80. At June 30, 1994, the furnished units stood at 180. Although the property ended the first quarter with a drop in occupancy percentage, average occupancy for the first quarter included some leftover corporate rentals which, combined with expense savings from the conversion, helped boost net property revenue for the first quarter 1994 by 12% compared to the first quarter of 1993 and 16% compared to the fourth quarter of 1993. Net property revenue for the second quarter 1994 was down from the first quarter but up 8% from the second quarter of 1993. During the third quarter of 1993, the property received approximately $50,000 in tax refunds. Exclusive of the refunds, net property revenue in the third quarter of 1994 was down slightly from 1993, approximately 1%. Additional repairs and maintenance was incurred in the third quarter for carpet replacements. The property had average occupancy for the quarter of 95% and ended the quarter at 95%.

       At the Partnership's other conventionally run apartment properties, Arbor Park, Amberway and Pacifica Club, operations for the three and nine months ended September 30, 1994, as compared to the same periods of 1993 have posted mixed results. Net property revenues for 1993 include one-time laundry contract fee income of $30,000, $38,000, and $40,000 for Arbor Park, Amberway, and Pacifica Club, respectively. Excluding the laundry contract fee, Arbor Park's results for the three and nine months compared with the previous year were up 31% and down 1%, respectively. The decrease

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


     for the nine months is attributable to a steady experience of maintenance and repair expenses incurred in the first half of 1994 compared to very little in the first half of 1993. Arbor Park had proportionately higher level of maintenance expenses in the latter half of 1993 contributing to the positive results for the third quarter. Amberway's net revenue, exclusive of 1993 laundry contract revenue and an adjustment to accounts receivable, dropped 18% and 11% for the three and nine months, respectively, compared to the previous year. The drop is directly related to weak occupancies. Physical occupancy was negatively impacted by relocations, job loss and home purchases. Offsetting a portion of the six month drop in revenue was a large drop in maintenance and repairs expenses. Pacifica Club's net property revenue increased, exclusive of laundry contract revenue, by 58% and 25% for the three and nine months ended September 30, 1994, respectively, compared with the same periods of the previous year. The increases are attributable to strong occupancies, lower taxes, and savings in payroll expenses in third quarter.

       The Partnership currently has one remaining property operating as an OAKWOOD. During the first quarter of 1994, the West Los Angeles OAKWOOD posted a 42% increase in net property revenue compared to the first quarter of 1993 and a 17% increase compared to the fourth quarter of 1993. For the second quarter 1994, net property revenues are down from the first quarter but are up 6% compared with the second quarter of 1993 and 23% for the six month period ended June 30, 1994 compared with the first six months of 1993. Increases in the first two quarters are attributable to increased average occupancy percentages, less discounting on corporate rental rates and lower expenses, including a drop in repairs and maintenance and worker compensation insurance. For the third quarter, net revenues continued to drop due to weak occupancies, the quarter averaged 84% and ended at 87%. Net property revenues are down 20% for the third quarter of 1994 compared with the same period of 1993 but are still up 5% year over year.

       A slight rate increase and less corporate rate discounting increased rental income approximately $18,000 for the nine month period at West Los Angeles. For the three months ended September 30, 1994, as compared to the same period of 1993, rental income at West Los Angeles decreased $69,000 due to a drop in occupancy. At Mission Bay East, leftover corporate business from the first quarter partially offset the decrease in rental income for the second and third quarters at the property. Mission Bay East posted a $46,000 and $41,000 decrease for the three and nine month periods as conventional rates are lower than corporate rates. Rental income at Pacifica Club increased approximately $203,000 for the nine months and $87,000 for the three months as the result of higher average occupancy. At Arbor Park, a slight increase in rates led to a $11,000 and $33,000 increase in the three and nine month periods, respectively. These increases were offset by $68,000 and $124,000 decreases for the three and nine month periods, respectively, at Amberway because of weak occupancy.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


       Other income decreased for the three and nine months ended September 30, 1994, as compared with the same period in 1993, due to one-time redecorating fees received from a new laundry contract in 1993 of $38,000, $40,000, and $30,000 at Amberway, Pacifica Club, and Arbor Park,
     respectively. The fee for Amberway was received and recorded in the first quarter of 1993 and the fees for Pacifica Club and Arbor Park were received and recorded in the second quarter of 1993. Other income increased $66,000 for the three months ended September 30, 1994, as compared with the same period of 1993, due to an adjustment in 1993 for accounts receivable at Amberway. Due to a management company change, certain accounts receivable were recorded as revenue when collected. The adjustment recorded negates the revenue effect.

       Overall, property operating expenses increased for the three and nine months ended September 30, 1994, as compared to the same periods of the previous year. Amberway and West Los Angeles posted declines in maintenance and repair expenses due to costs in the first quarter of 1993 resulting from damages caused by heavy rains. Offsetting the decreases was an increase in utilities at Mission Bay East as a result of lower reimbursements for various utilities from corporate tenants. As the property converts to conventional operations from OAKWOOD, utilities will increase as the Partnership will not charge back certain utilities to its non-corporate tenants. Additionally, Mission Bay East and Arbor Park had increased non-routine maintenance for carpet replacements, faucets, and vinyl.

       The decrease in property administrative expense for the three and nine months ended September 30, 1994, as compared with the same periods in 1993, was the result of a reduction of OAKWOOD related costs at Mission Bay East as the result of the conversion from OAKWOOD operations to conventional operations. The property saved $33,000 and $116,000 for the three and nine month periods, respectively, in payroll related direct and indirect costs. Although conventional type advertising increased with the conversion, OAKWOOD related advertising dropped for the three and nine month periods, for a net decrease of $41,000 and $9,000, respectively. The significant savings in payroll related costs experienced at West Los Angeles for the first two quarters of 1994 were offset by a third quarter increase of $31,000. West Los Angeles saved approximately $4,000 and $11,000 for the three and nine months, respectively, on data processing costs.

       The decrease in interest income for the three and nine months ended September 30, 1994, as compared with the same periods in 1993, was due to the decrease in the average cash balance invested as a result of cash flow deficits.

       Amortization decreased for the three and nine months ended September 30, 1994, as compared with 1993, due to deferred loan costs becoming fully

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


     amortized during 1993.   Offsetting the decrease partially was  an increase
     in depreciation from major additions in 1992 and 1993.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial

                                      Occupancy

       The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties during 1994 and 1993:

                                          1993                      1994
                           At 3/31 At 6/30At 9/30At 12/31At 3/31 At 6/30 At 9/30

     The Anaheim Property     91%    96%    94%    91%     83%      81%     89%

     The Huntington Beach
       Property               91%    86%    94%    96%    95%       98%     99%

     The West Los Angeles
       Property               85%    93%    92%    83%    87%       92%     87%

     The San Diego
       Property               86%    92%    86%    97%    84%       93%     95%

     The Sherman Oaks
       Property (a)           87%    88%    88%    84%   N/A        N/A     N/A

     The Upland Property      92%    90%    91%    91%    91%       90%     91%

     (a)  The property was  severely damaged  by the January  17, 1994  Southern
          California earthquake.   The  property  was evacuated  and  considered
          unsafe for use.  Therefore, occupancy is not applicable for 1994.


     Part II - Other Information

     Item 1.  Legal Proceedings

       The information included in the "Notes to Financial Statements, Note 4. Litigation" on page 6 of the Partnership's September 30, 1994 Financial Statements, is incorporated by reference.

       The information included in the "Notes to Financial Statements, Note 5. Petition for Relief Under Chapter 11" on page 7 of the Partnership's September 30, 1994 Financial Statements, is incorporated by reference.

     Item 2.  Changes in the Rights of the Partnership Security Holders

      (b) On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. The voluntary reorganization action may provide for a reorganization of the debt and equity structure of the Partnership business which may change the rights and form of the equity interests of the Partnership.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                               (Debtor In Possession)

     Item 3.  Defaults by the Partnership on its Senior Securities

       On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. On the filing date, the Partnership was in default on its second mortgage loan obligation.
     Although the second mortgage holder had acknowledged the default, the Partnership did not receive a notice of acceleration. Due to the Chapter 11 proceedings, claims secured against the Partnership assets are stayed. The balance of the second mortgage note at September 30, 1994 was $14,000,000 plus $1,699,892 of accrued and unpaid interest.

     Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits:

        Exhibit 27 Financial Data Schedule

     (b)  Reports on Form 8K:

       The Partnership filed a report on Form 8-K dated September 30, 1994, reporting the Partnership's September 16, 1994 voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

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


                              California Seven Associates Limited Partnership, a California Limited Partnership

                              By:  CIGNA Realty Resources, Inc. - Seventh,
                                   General Partner




Date:  November 14 , 1994     By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)