Form 10-Q/A
period 1994-09-30
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1995-01-04
CIK 765506

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q/A
                                    AMENDMENT NO. 1

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




Date:  January 4, 1995        By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)