Form 10-K
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1995-03-31
CIK 765506

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                       Commission file number 0-14581

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
           (Exact name of registrant as specified in its charter)

                 California                       94-2970056
          (State of Organization)      (I.R.S. Employer Identification No.)


                   900 Cottage Grove Road, South Building
                       Bloomfield, Connecticut  06002
                  (Address of principal executive offices)


    Registrant's telephone number, including area code:  (203) 726-6000

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                             TABLE OF CONTENTS


PART I                                                              Page

Item  1.     Business                                                 3
Item  2.     Properties                                               8
Item  3.     Legal Proceedings                                       10
Item  4.     Submission of Matters to a Vote of Security Holders     10


PART II

Item  5.     Market for the Registrant's Common Equity and
            Related Security Holder Matters                          10
Item  6.     Selected Financial Data                                 11
Item  7.     Management's Discussion and Analysis of
            Financial Condition and
               Results of Operations                                 12
Item  8.     Financial Statements and Supplementary Data             20
Item  9.     Changes in and Disagreements with Accountants
            on Accounting and
               Financial Disclosure                                  35


PART III

Item 10.     Directors and Executive Officers of the Registrant      35
Item 11.     Executive Compensation                                  37
Item 12.     Security Ownership of Certain Beneficial Owners
            and Management                                           37
Item 13.     Certain Relationships and Related Transactions          38


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                      40


SIGNATURES                                                           43

                                   PART I


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

        On January 31, 1985, the Partnership acquired from IFD Properties, Inc.-First, ("IFD-First"), an affiliate of the General Partner, fee title, subject to a first mortgage note and seven deeds of trust, to seven apartment complexes (the "Investment") and related site improvements in the State of California for the aggregate purchase price, excluding acquisition fees and expenses, of $146,000,000. During 1990, one of the seven apartment complexes was sold. Reference is made to Item 7 for a description of the sale.

        The Partnership is in the business of owning and operating six apartment complexes (the "Project") and related site improvements all located in Central and Southern California. One of the six properties, the Sherman Oaks property, was severely damaged in the January 1994 Northridge earthquake. The Sherman Oaks property is presently not operating and is unoccupied. The Partnership's Project is insured, inclusive of earthquake coverage and business interruption, subject to a 5% deductible. Reference is made to Item 7 for a description of the status of the Sherman Oaks property and the insurance claim.

        The Partnership is currently operating five properties. Of the five properties operating, one is operated under the R&B OAKWOOD marketing concept ("OAKWOOD") and four are operated as conventional apartment complexes. Although one of the four conventional properties converted from OAKWOOD during 1994, the property continues to generate revenues and benefit from utilizing the OAKWOOD system. The OAKWOOD concept has four components: studio, one bedroom, and two bedroom furnished apartments; month to month, six month and one year rental agreements with a minimum 30-day stay; optional housewares package with maid service; and middle-to-upper income level tenants who are in need of temporary housing.

        The concept is established and works well with corporate clients seeking temporary housing, relocation, and housing for new employees. Southern California is well suited to the OAKWOOD concept as Southern California has a sizable affluent population which frequently leases on a short-term basis. The weakness in the Southern California economy in 1991 and 1992 had an adverse impact on occupancy and, subsequently, rental rates, which supported the Partnership's decision to convert a portion of the Project's operations to conventional operations.

        On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing and operating its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court. Reference is made to Item 7 for a description of the events prior to and subsequent to the bankruptcy filing.

        Although the cost to the Partnership for the Investment was an aggregate purchase price, the General Partner allocated cost, including the assignment fee and certain capitalized fees and expenses, to each of the properties based on their appraised values at the time of purchase. The allocated cost is set forth in the table below:

                         Purchase Price, Assignment
   Name of Property  Fees and Certain Capitalized    No. of       Year
   and Location (a)      Fees and Expenses (b)       Units      Completed

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

        (a) Reference is made to Item 7 and the Notes to Financial Statements for a description of the original and current long-term indebtedness secured by the Project in aggregate.

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

        During 1994, the United States economy flourished with the recovery which began in 1993 by adding an additional three and one half million private sector jobs. All regions of the country realized job expansion, although California and much of the Northeast continued to show sub-par growth. Overall, apartment markets benefitted from the recovery with stable performance and occupancies in the low 90s range. Rental income rose on average 2-4% across the country during the year, with the exception of southern California, which was flat. The short-term outlook predicts that increased consumer confidence and economic growth will translate into both higher levels of home ownership and stronger apartment demand. The biggest risk to apartment markets is a long-term shift to greater home ownership driven by an aging population combined with lower levels of renter household formations. In general, markets with low home prices would realize the greatest negative impact on apartment occupancies as both property types compete for the same tenants. However, California, and in particular the southern part of the state, is less vulnerable to the risk of home ownership due to high housing prices and the overall weak economy. While the median price of a home in California had dropped in recent years in response to the recession, it is still well out of a typical renter's economic range.

        California's economy grew modestly in 1994 and is forecasted to continue to grow in 1995 and beyond. In fact, the state's economy is seen as having reached its bottom during mid-1994 as evidenced by the slow job growth currently underway. Total employment in California posted modest growth in 1994. According to the U.S. Department of Labor Bureau of Labor Statistics (February 1995), California employment totalled 12,069,000 for December 1994 compared with 12,052,200 for December 1993. The Los Angeles-Long Beach area and the San Diego area both showed a slight contraction with total employment of 3,708,900 for December 1994 versus December 1993 of 3,737,000, and 937,800 for December 1994 compared with 942,700 for December 1993, respectively. Both Orange County and Riverside-San Bernardino grew relatively strongly, reporting 1,130,700 in December 1994 versus 1,122,800 in December 1993 and 758,000 for December 1994 compared with 744,000 for December 1993. While contractions within the defense and aerospace industries will continue, growing activity in trade, tourism and technology-based industries have filtered and will continue to filter through the economy. In 1995, each of these areas will see job growth in excess of 1% a year. Growth in personal and per capita income will also continue, albeit at a slower pace than the rest of the country.

        During 1994, apartment markets remained stable with minimal new construction. While national multifamily starts in 1994 rebounded from an eight year decline to post a 6.9% increase, this level is still 40% below levels reached during the late 1980s. Starts in Los Angeles, at 1600, were the lowest on record. Absorption of the existing supply continued.

        Los Angeles experienced a protracted downturn in its economy from 1990 through mid-1994. Only recently have the signs of recovery been evident in job growth. With a population of over nine million, Los Angeles is the largest metropolitan area in the country. Los Angeles accounts for approximately 30% of the state's total non-farm employment base. Since 1990, Los Angeles lost over 483,000 jobs or 11.6% of its total non-farm employment base. This accounted for nearly two-thirds of the state's job loss, underscoring the degree of economic devastation. During 1994, all industries lost jobs with the exception of construction and services which posted increases. The January 17, 1994 earthquake in Los Angeles spurred job growth of 2.9% in the construction industry, creating an additional 15,000 jobs. While job loss was experienced in all other sectors, the degree of that loss has slowed considerably. Predictions for 1995 and beyond show growth in all sectors, particularly in services, trade, construction and transportation. Additionally, the negative impact from the earthquake on the entertainment and tourism industries appears to be less than originally anticipated, as hotels, in particular, have maintained occupancies at near pre-earthquake levels. Rebuilding from the Northridge earthquake will continue to give the Los Angeles economy a modest boost over the remainder of the year. Damage was estimated at 15 billion dollars and approximately 50,000 multifamily units are still considered limited entry or unsafe. Without the stimulus created by new building on the construction and retail trade, the region's economy would remain flat.

        The competitive submarket for the Sherman Oaks property is defined as the area bordered by Burbank Boulevard to the north, Cold Water Canyon Avenue to the east, Ventura Boulevard to the south, and Victory Boulevard to the west. This is a mature and affluent market which, prior to the earthquake, was growing at a slower pace than Los

Angeles as a whole.  The
employment base for this area is heavily vested in the services (34%) and trade (21%) industries. Multifamily vacancies in the market are close to 10% and those complexes which have rebuilt compete for an entirely new tenant base. Very little vacant land is available for construction of new apartments except what has become available through the demolition of buildings damaged during the earthquake. Competition for newly refurbished apartment units is expected to be intense as many smaller complexes will not be able to rebuild their structures or restore their competitive positions within the market. Sherman Oaks, if rebuilt, should be able to command rates comparable to the market. The eight complexes which compete with Sherman Oaks had occupancies ranging from of 90% to 98% in 1994. Although unemployment is high in Los Angeles, the outlook for the immediate area surrounding Sherman Oaks is one of healthy growth as rebuilding moves forward. If rebuilt, the property would be ideally positioned to compete effectively in this market.

        The West Los Angeles property's primary market is defined as Olympic Boulevard to the north, Overland Avenue to the east, Culver
Boulevard to the south, and Centinela Boulevard to the west. There are approximately 40,000 apartment units competing in this submarket. This area has experienced out migration trends in recent years in response to the heavy job loss in California. An estimated 140,000 residents left the Los Angeles area in 1994. With significant losses in the defense and manufacturing industries, West Los Angeles has seen a dramatic shift in job markets and a continuing decrease in average income levels. The commercial and office sectors now make up 70% of the employment base. Vacancies in the market averaged 11% in 1994. At the West Los Angeles property, the average monthly rent is $942, down from $1,013 in 1992. The property was 88% occupied during the year. The soft market conditions have also led to reduced rates, increased concessions, and more flexibility in credit policies for conventional apartment units. However, experts predict that the Los Angeles economy "bottomed out" in 1994 and the makings of a slow recovery are underway.

        The San Diego property is located in the Mission Bay area of San Diego, the sixth largest city in the United States. This area has a diverse employment base including defense, agriculture, aerospace and bio-medical industries. The tourism industry also contributes to the local economy as do the thirty-eight colleges and universities, including the University of California at San Diego and San Diego State. The military presence, which currently accounts for 82,000 jobs, is expected to remain stable although these numbers are significantly lower than prior years, reflecting downsizing in the defense industry. While economically diverse, San Diego, like all of California, has suffered from the recession in terms of job loss. Some submarkets are showing improvement, however, including the San Diego property's which averaged a 4.7% vacancy rate in 1994, below San Diego County's average of 5.9%. Rents averaged $661 per month, a level which has essentially remained flat for the past three years. The property has remained fairly competitive despite its age due to its desirable location near Pacific Beach, as well as its pricing strategy of offering rates approximately $50 lower than the newer competition. It also offers a wide range of amenities and has undergone extensive renovations to update its look and increase appeal. Concessions are basically the norm in the market and the property offers a variety of lease incentives to attract and retain tenants including $100-$300 rebates off the first month's rent for long term leases, zero security deposits for qualified residents, and limited rent increase programs, all geared to encourage lease signing and renewals.

        The Anaheim property is located in Anaheim, Orange County's largest city. Throughout 1993 and the first half of 1994, jobs in the aviation, aerospace, semi-conductor and defense industries suffered heavy losses but a recent upsurge in new orders for airplanes show that the economy is once again entering a period of growth. Since January 1994, approximately 17,000 new jobs entered the market with corporate profits and sales up. Unemployment in Anaheim dropped from 8% to 6.6% during the year. Walt Disney is the city's largest employer with 10,000 on its payroll. This is followed by the city itself employing 3,500 workers. The property is located approximately 2 miles from downtown Anaheim in a clean, well-established neighborhood close to major highway arteries. This market contains eight apartment complexes totalling 1,646 units. The property's main competition comes in the form of two class "A" complexes, the most recent built in 1992. While the newer complexes offer greater amenities, the property's good quality and lower rates offer an affordable alternative. The property's average rental rate was $688 per month. Concessions are a given in the market with most offering money off the first month's rent as opposed to a reduced monthly rent for the term of the lease. The Anaheim property typically offers $350 to $550 off the first month. Since 1992, no new multifamily units have come into the market and none are planned for 1995.

Additionally, there is no competition from single family home sales. While the median price of a home dropped to $214,000, this is still well out of a typical renter's range. Occupancy at the property for 1994 averaged 88%. This is expected to improve to 92%-95% during 1995 with rents increased 2% on new leases when possible. Concessions are expected to remain part of the market throughout the year.

        The Huntington Beach property is located in the northwest quadrant of Orange County, two miles from the ocean in an area defined as a beach community. Centrally located between Los Angeles and San Diego, the area has benefitted recently from the Metro Link rail system which expanded its service in Orange County to and from Los Angeles. The major industry remains aerospace with major corporations such as McDonnell Douglas, Rockwell International and Hughes Aircraft. This industry was hard hit by the recession and has experienced continual layoffs. McDonnell Douglas laid off 2,000 workers in 1994 alone. During 1994, however, signs of stability were evident as job loss was down, occupancy levels stabilized, and concessions in the market decreased. Some upward movement, however slight, was seen in rental rates. The overall northwest market contains approximately 136,000 units with the Huntington Beach property's submarket containing eight complexes with 2,050 units located within a three mile radius. The majority of these units are conventional apartments with corporate clientele making up less than 2%. During 1992 the property converted from OAKWOOD to conventional apartment units. During 1994 the number of corporate units in the property was reduced from fifteen units to eight, or less than 3% of the property's total. Pricing at the property is in-line with the market for one bedroom units ($675 per month) and slightly below market for two bedroom units ($817 per month versus $865 for the competition). Concessions remain a staple of the market with most complexes offering move-in specials of free rent up front. The property had operated with an effective rent strategy in 1993 as opposed to free rent upfront, however, during 1994 initiated a program offering $400 off the first month's rent on twelve month leases. The effective rent program, which spreads the discount over the term of the lease and thereby offering lower monthly payments, is still in effect to those residents who prefer it over the upfront discount. Competitive rates combined with concessions enabled the property to have a 96% occupancy average during 1994. The market averages 97%-99%. The ultimate effect of the orange county bankruptcy case on taxes and services for property owners in the County are uncertain.

        The Upland property is located in the southwest corner of San Bernardino County in a rural, residential area known as the Inland Empire. Located outside the major metropolitan areas, this region experienced a surge of growth in the late 1980s and early 1990s in response to the high cost of housing in Los Angeles and Orange counties. Many residents commuted to work in Los Angeles and surrounding communities. This area is one of the hardest hit by the recession in California and falling housing costs in Los Angeles and Orange County spurred competition for the Inland Empire. The closures of Norton and George Air Force bases cost the region thousands of military and civilian jobs since 1990. An additional 3,000 jobs will be lost due to the closure of March Air Force Base in Riverside in 1995. A Defense Finance and Accounting Service Center, however, is expected to open soon in San Bernardino and the expansion of commercial flights at the new San Bernardino Airport will bring new jobs into the area. The area has been successful at replacing lost jobs posting one of the best job growth rates in California for 1994. During 1994 the property was 92% occupied. Average rental rates were $622 per month with concessions a given in the market. This is situation is not expected to improve substantially during 1995.

        Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2 on the following page.

        The Partnership itself has no employees; however, the unaffiliated property managers contracted and supervised by CIGNA Investments, Inc. ("CII", formerly CIGNA Capital Advisors, Inc.) on behalf of the Partnership maintain on-site staff. For a description of property management services provided by CII, and the terms of transactions between the Partnership and affiliates of the General Partner, see Item 13 and the Notes to Financial Statements.

        The following list details operating revenues for each of the Partnership's investment properties as a percentage of the Partnership's operating and interest revenues during 1992, 1993 and 1994:


                                       1992      1993        1994

        The Anaheim Property           11%        11%        14%
        The Huntington Beach Property  13%        14%        18%
        The West Los Angeles Property  21%        20%        25%
        The San Diego Property         25%        26%        31%
        The Sherman Oaks Property(a)   20%        20%         1%
        The Upland Property            10%         9%        11%


        (a)The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and is currently unoccupied.

         In all years, interest income accounted for less than 1% of Partnership revenue.

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

Item 2.  Properties

        The Partnership owns directly (subject to first and second mortgage loans) the properties described in Item 1 hereof. See Notes to Financial Statements for a description of unaffiliated management agreements. The Partnership has engaged one of the two management companies to manage two of the remaining six properties pursuant to the "OAKWOOD" marketing concept (see Item 1). One of the four components of the OAKWOOD concept provides that apartments will be leased in accordance with month-to-month, six-month, or one-year rental agreements with a minimum 30-day stay. Although a portion of the Project is or was operated under the OAKWOOD concept, all of the properties have and will continue to offer furnished and unfurnished units for conventional longer-term leases to meet total market needs. Conventional leases are generally for a term of one year or less.

        Reference is made to Item 7 for a description of the status of the Sherman Oaks property which was severely damaged in the Northridge earthquake.

        In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties during 1990, 1991, 1992, 1993 and 1994 (a):


                 The        The          The West Los  The San      The Sherman    The Upland
                 Anaheim    Huntington   Angeles       Diego        Oaks           Property
                 Property   Beach        Property      Property     Property (b)
                            Property
       1990

       At         92%         98%           90%          73%           94%            91%
      03/31

      At            94%         97%            94%          71%           90%            94%
      06/30

      At            89%         92%            88%          85%           92%            94%
      09/30

      At            89%         86%            77%          78%           89%            88%
      12/31

        1991

       At           85%         93%            87%          84%           90%            88%
      03/31

      At            96%         96%            95%          97%           94%            92%
      06/30

      At            81%         85%            84%          83%           84%            94%
      09/30

      At            72%         72%            74%          78%           84%            94%
      12/31

        1992

       At           84%         83%            89%          86%           85%            91%
      03/31

      At            75%         89%            94%          93%           90%            94%
      06/30

      At            85%         89%            87%          87%           90%            87%
      09/30

      At            90%         85%            83%          72%           93%            92%
      12/31

        1993

      At            91%         91%            85%          86%           87%            92%
      03/31

      At            96%         86%            93%          92%           88%            90%
      06/30

      At            94%         94%            92%          86%           88%            91%
      09/30

      At            91%         96%            83%          97%           84%            91%
      12/31

        1994

      At            83%         95%            87%          84%           N/A            91%
      03/31

      At            81%         98%            92%          93%           N/A            90%
      06/30

      At            89%         99%            87%          95%           N/A            91%
      09/30

      At            95%         94%            83%          92%           N/A            95%
      12/31

(a)The Torrance Property was sold on October 25, 1990; therefore the Torrance occupancy statistics have not been included in this presentation.

(b)The property was severely damaged by the January 17, 1994 Southern California earthquake. The property is currently not operating and is unoccupied.

Item 3.  Legal Proceedings

        On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing and operating its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court. Reference is made to Item 7 for a description of the events prior to and subsequent to the bankruptcy filing. The information disclosed in "Notes to Financial Statements-Litigation", included herein, is incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

        As of December 31, 1994, there were approximately 536 record holders of Units, including the Initial Limited Partner, the Class A Limited Partners, and the seven Class B Limited Partners.

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

        The Partnership is currently operating as a going concern under Chapter 11 of the Bankruptcy Code. It is uncertain as to the likelihood of availability of funds for distribution. It is unlikely that the Partnership's operations will generate any funds which would be available for distribution in the short-term. Proceeds from the sale of the Torrance property in 1990 were used to reduce mortgage principal and accrued interest, thus reducing the ongoing debt service requirements of the Partnership (see the Notes to Financial Statements). Any cash flow that is available for distribution with respect to any year or portion thereof will be distributed 99% to the Limited Partners and 1% to the General Partner. Reference is made to Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners and charged to limited partner capital accounts.

Item 6. Selected Financial Data (a)

              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)

                December 31, 1994, 1993, 1992, 1991 and 1990
          (In thousands except per Unit and footnoted information)
             (not covered by Report of Independent Accountants)


                               1994       1993       1992        1991       1990

Total operating income         $14,625    $17,926    $18,014    $18,982     $22,007
Net income (loss) (b)           (3,239)    (6,554)    (6,386)    (5,432)      6,544

Net income (loss) per unit (b)
        Class A                 (8,859)    (17,924)   (17,465)   (14,856)    14,566
        Class B                     --         --         --         --          263,570
Total assets                    98,399     101,769    106,512    113,058    117,478
Long-term obligations(c)       111,984     111,984    111,984    111,984    118,544


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

        (b) Included in 1994 is $2,000,000 extraordinary gain ($5,470 per Class A Unit). Included in 1990 is $7,330,011 gain on sale of property ($6,050,815 or $16,715 per Unit for Class A and $790,711 or $263,570 per Unit for Class B) and $6,110,706 gain on debt refinancing ($16,711 per Class A Unit).

        (c) Effective with the November 1, 1993 payment, the Partnership began withholding interest payments on the second mortgage loan obligation. Amounts shown don't include accrued and unpaid interest on the second mortgage loan. On September 16, 1994 the Partnership filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California.
             Under Chapter 11, claims relating to the long-term obligations against the Partnership have been stayed while the Partnership operates as Debtor in Possession.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Partnership was formed on January 30, 1985 in the State of California for the purpose of acquiring from IFD Properties, Inc.-First (an affiliate of the General Partner) and operating seven apartment complexes located in the state. CFP had entered into a purchase and sale agreement, dated as of January 15, 1985, with IFD Properties, Inc.-First to acquire the fee interest in the Investment. On January 30, 1985, CFP assigned all its rights under the agreement to the Partnership. Pursuant to the agreement, the Partnership acquired the Investment on January 31, 1985 for the aggregate purchase price of $146,000,000.

        The Partnership accepted title to the Investment subject to the existing first mortgage note and the seven deeds of trust, held by The Travelers Insurance Company ("Travelers") and in February 1985 obtained from Brookside Savings & Loan Association, Los Angeles, California, a nine-year second mortgage loan in the principal amount of $20,000,000. The first mortgage note was modified in 1987 and again in 1990. In 1990, the second mortgage was refinanced by a combination of debt forgiveness by Brookside Savings and Loan Association, Partnership cash reserves, and a new $14,000,000 second mortgage note. Reference is made to the Notes to Financial Statements for a description of the mortgage debt, modifications and refinance thereto. In conjunction with the initial modification of the first mortgage, the Partnership established a $1 million escrow account in the name of the lender which had earned approximately $206,000 in interest as of the date of the second modification. As a requirement of the second modification, $706,000 was applied to deferred interest.

        In October 1990, concurrent with the second modification of the first mortgage and second mortgage refinance, the Partnership sold the Torrance property for a gross sales price of $20,750,000. After closing costs, the Partnership netted approximately $19,787,000. Of that amount, $19,000,000 was required to be paid to the first mortgage lender; $14,000,000 was applied to principal, and $5,000,000 was applied to deferred interest. Of the remaining amount, $730,000 was retained by the first mortgage lender and added to the existing escrow account for funding operating deficits and capital expenditures. Closing costs for the Torrance sale included a real estate advisory fee of $518,750 earned by CII, an affiliate of the General Partner. CII deferred payment of this fee to permit the Partnership to utilize the funds for operations. The fee remained unpaid at December 31, 1994.

        At the time of the sale of the Torrance property, the Partnership was owed some receivables from rents. The purchaser of the property collected the rents receivable after the sale date, but refused to remit the collection proceeds to the Partnership. The Partnership filed a lawsuit to recover the rent payments and during 1994, reached a settlement with SBD Group, Inc., the purchaser, for $184,257, including interest and fees. The Partnership expects to receive the settlement proceeds in early 1995.

        In April 1986, pursuant to a loan agreement, the Partnership obtained from ContiTrade Services Corporation an 8% working capital loan in the principal amount of $36,649,813 (of which the Partnership received loan proceeds of $35,200,000 after deducting a $1,449,813 discount). A portion of the loan, approximately $32,900,000, was used to repay interim indebtedness secured in conjunction with the acquisition of the Project and the remainder was added to Partnership cash reserves. The loan served as a vehicle to help fund Partnership cash needs as limited partners made staged payments on capital contributions. In 1991, virtually all the limited partners made their last installment payment on the capital contribution notes and, subsequently, the Partnership paid the final payment on the working capital loan. The difference between the limited partner note payments received and the final working capital loan payment made, approximately $500,000, was added to reserves and used for the operational needs of the Partnership. Reference is made to the Notes to Financial Statements for a description of limited partner capital contributions.

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

        During 1992 and 1993, the Partnership committed a portion of Partnership cash reserves for renovation projects at the West Los Angeles, Sherman Oaks, and Mission Bay properties. In addition, as a result of shortfalls from operations, the Partnership was utilizing cash reserves to supplement debt service payments on the second mortgage. During 1993, the Partnership's cash reserves were reduced to very low levels, and in November 1993, the Partnership ceased payment on the second mortgage.

        One of the Partnership's six properties, Sherman Oaks, sustained extensive damage from the Southern California earthquake on January 17, 1994. The property was evacuated and city inspectors classified the property as unsafe for use. The Partnership has insurance for the damage as well as for business interruption, subject to a 5% deductible (the "Policies").

        On April 28, 1994, the Partnership received a $750,000 cash advance on the business interruption portion of the Policies. The funds were utilized for working capital needed for the ordinary and necessary operations of the Project and ultimately, to fund the first mortgage debt service.

        During July 1994, a claim for $1,215,000, representing the first six months of 1994 business interruption, was sent to the insurance company carrying the first layer of insurance under the Policies. A short time after the claim was sent, Travelers asserted that it has control over the business interruption insurance proceeds as well as the property damage proceeds. As a result, the Partnership has been delayed in receiving any further proceeds under the Policies, including proceeds offered as "undisputed" by the insurance company carrying the first $10,000,000 layer of insurance. The insurance company has required Travelers' consent prior to the payment of any insurance proceeds.

        In order to determine the full extent of the business interruption claim, the Partnership hired an accounting firm, Dempsey, Myers & Company ("Dempsey"), specializing in the analysis and preparation of business interruption, property and fidelity claims on behalf of corporate policy holders. On March 9, 1995, the Partnership submitted a report prepared as of January 11, 1995 by Dempsey, representing the Partnership's business interruption claim, to the adjuster for the insurance companies. Based on the Dempsey report, the Partnership believes it has a justifiable business interruption claim in the amount of $4,913,748 (prior to netting out the $750,000 advance the Partnership has already received for business interruption). Dempsey has estimated that after the audit of the claim by the adjuster for the insurance companies and negotiations, the full amount of the claim is attainable, but at a minimum $3,500,000 will be received from the business interruption claim. Prior to and after submitting the claim to the adjuster, the Partnership and the adjuster requested Travelers' authorization for the adjuster to begin a review of the claim. On March 22, 1995, Travelers consented to the adjuster reviewing the business interruption claim.

        On February 3, 1995, the insurance company carrying the first $10,000,000 layer of coverage, offered to settle a portion of the loss resulting from the earthquake. The insurance company requested that the Partnership and Travelers jointly submit a "Proof of Loss" and the insurance company would settle its portion of the loss based on the conclusion that the magnitude of the loss will require the insurance company to pay the full amount of its coverage. The Partnership expects that the appropriate documents will be executed in the very near term and the Partnership will receive an additional $9,250,000 advance which will be invested in short term low risk investments.

        Based on analysis performed by the General Partner of the research and data prepared by various experts hired by the General Partner and the Partnership, the General Partner concluded that it is in the best interest of the Partnership's creditors and partners to repair/rebuild Sherman Oaks. Travelers contends that applying net insurance and residual sales proceeds to outstanding first mortgage debt appears to be the appropriate action.

        The Partnership has been working with the City of Los Angeles Housing Department in obtaining assistance in repairing the Sherman Oaks property. As of March 16, 1995, the City has represented that it is prepared to provide at least $300,000 in direct construction financing to cover a portion of the insurance deductible. In addition, the

City, in conjunction with a guarantee which has been tentatively agreed to between the City and
Federal National Mortgage Association, is prepared to issue tax-exempt bonds in an amount equivalent to satisfy the deductible and the portion of the Travelers' mortgage attributable to the Sherman Oaks property.

        As a result of the low level of Partnership cash reserves, the additional strain from the loss of one of the Partnership's larger income producing properties, and the Partnership's inability to collect business interruption proceeds, the Partnership experienced cash flow difficulties. On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing and operating its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

        The filing of the voluntary petition under Chapter 11 was the Partnership's only available alternative while allowing the Partnership the time and resources to repair Sherman Oaks. The Partnership's goal in the Chapter 11 proceeding is to maximize recovery by creditors and partners by preserving the Partnership as a viable entity with a going concern value.

        During the two year period prior to the petition filing, the Partnership made three formal attempts (including one subsequent to the earthquake) and participated in numerous informal discussions on debt modifications with Travelers; however, no agreement was reached despite these efforts. Additionally, in the year prior to the petition, the Partnership pursued non-traditional opportunities to refinance the Partnership's debt, which generally were not considered feasible due to loan to value constraints, questions relating to debt coverage ratios or lack of benefit to the partners.

        On September 22, 1994, the Partnership entered into a Letter Agreement with Travelers which defines and authorizes the use of cash collateral. The Partnership was granted use of cash collateral pursuant to the Letter Agreement with Travelers until June 30, 1995. In addition to using revenues generated by the Project to pay ordinary and necessary operating expenses of the Project, the Partnership and Travelers agreed that the Partnership would establish certain segregated cash collateral accounts; a tenant security deposit account (equivalent to the tenant security deposit liability), a tax and insurance account, and a Sherman Oaks deductible account (initial deposit plus additional deposits over a period of time not to exceed $500,000). All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, is remitted to Travelers monthly.

        As part of the Partnership's Motion for Use of Cash Collateral, the Partnership requested all use of property that may be cash collateral in the form of rental revenues and insurance proceeds to repair the Sherman Oaks property. Travelers objected to the use of cash collateral for the repair of Sherman Oaks, asserting that its interest in Sherman Oaks would not be adequately protected. On October 17, 1994, the Court held a status hearing in connection with the use of cash collateral to repair Sherman Oaks and the Court set a trial for February 1 and 2, 1995. On February 1, 1995, the Court held a hearing on the use of cash collateral to repair Sherman Oaks and denied the Partnership's Motion without prejudice after determining that the issue should be decided in the context of the confirmation of the Partnership's plan of reorganization.

        On or about December 6, 1994, Travelers commenced a declaratory action against the Partnership, claiming that the second lien holder, Congen Properties, Inc., is an insider as defined under 11 U.S.C. Sec. 101. The Partnership filed an answer to the Complaint denying that Congen Properties, Inc. is an insider as that term is defined in the Bankruptcy Code. Congen Properties Inc., also filed an answer denying that it is an insider as defined in the Code. A status hearing was held on February 21, 1995, and after arguments by counsel, the Court set the discovery deadline and scheduled the continued status conference both for May 22, 1995.

        On or about January 30, 1995, Travelers filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. A hearing was held on February 21, 1995. After hearing arguments by counsel, the court set a date for a final evidentiary hearing on Travelers' Motion for Relief from Stay for April 18, 1995.

        The settlement between the Partnership and SBD Group, Inc., regarding collection of rents recorded as accounts receivable when the Partnership sold from the Torrance property, has been approved by the Court. The Partnership is in the process of collecting the settlement.

        On March 17, 1995 the Partnership filed its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated March 16, 1995, together with a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. On March 17, 1995, the Court set the hearing on the Partnership's Disclosure Statement for April 18, 1995. The Partnership's period for soliciting acceptances to the plan expires on June 7, 1995, unless otherwise extended by the Court. Reference is made to Part IV, Item 14, Exhibits, for a complete copy of the Partnership's Proposed Plan of Reorganization dated March 16, 1995.

        The Partnership plans to pursue confirmation of the Plan of Reorganization. The outcome of this effort is unknown at this time. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the ownership interests held by the partners.

        If the Partnership's effort to reorganize is unsuccessful, the Partnership will likely lose the Project through foreclosure with no cash available to Partners. A foreclosure would result in an income allocation to the Partners; although, if a limited partner's ownership interest in the Partnership is the partner's only passive activity and the limited partner and has been suspending passive loss allocations as required by the Tax Reform Act of 1986, the suspended losses available are estimated to be more than the potential foreclosure income allocation, resulting in an available net loss. In a year in which the Project is disposed of and the Partnership dissolved, any cumulative suspended loss will be available for use by a limited partner to offset ordinary income.

        At December 31, 1994, the Partnership had cash and cash equivalents classified as cash collateral used for the operations of the Project totalling $(149,946) (including outstanding checks). In addition, cash and cash equivalents as of December 31, 1994 include amounts the Partnership is required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance, and the Sherman Oaks deductible. The balance of theses accounts at December 31, 1994 were $467,777, $374,095, and $351,931, respectively. The Partnership had unencumbered cash and cash equivalents at December 31, 1994 of $147,158.

        On March 1, 1995, at 3:40 a.m., there was a fire at the West Los Angeles property. The Los Angeles Fire Department investigator determined probable cause as electrical, which began in a wall or ceiling. The fire was contained to the sauna, men's dressing room, and the apartment located directly above the sauna. There were no injuries or causalities as a result of the fire. Repairs were estimated at approximately $100,000 and repairs were underway within a few days. The Partnership's insurance covers fire damage subject to a $5,000 deductible.


Results of Operations

        Results, exclusive of the Sherman Oaks property, improved in 1994. The Partnership's net property revenue, exclusive of the Sherman Oaks, increased 8% in 1994 to approximately $7,821,000 over approximately $7,254,000 in 1993.

        The West Los Angeles OAKWOOD posted an approximately $126,000, or 8%, increase in net property revenue in 1994. The property collected $38,058 and $85,341 of tax refunds relating to the 1992-1993 and 1993-1994 fiscal tax years, respectively. The assessed value has been decreased approximately 28% for the 1994-1995 fiscal year. A rate increase and less corporate rate discounting resulted in an approximate $5,000 increase to rental revenue.

Property operating expenses decreased as a result of a reduced level of necessary repairs and maintenance and a significant drop in utilities. Partially offsetting the decrease was a higher insurance premium and increased furniture rental.

        At Arbor Park, net property revenue increased approximately $85,000, or 11%, in 1994. The increase was the result of lower property taxes from a 25% reduction in the 1994-1995 assessed property value. In addition, the property received $31,203 and $34,907 of tax refunds for the 1992-1993 and 1993-1994 fiscal tax years, respectively. Property operating expenses decreased, as 1993 included a painting project. The expense savings were partially offset by higher insurance expense and an increase in carpet and vinyl replacements.

        An increase in rental income at Pacifica Club, as a result of higher average occupancy in 1994, coupled with a decrease in expenses, led to an increase in net property revenue of approximately $251,000 or 18%. Repairs and maintenance, payroll costs, advertising and real estate tax expenses all posted decreases and insurance expense increased.

        The partial conversion from OAKWOOD operations to conventional operations decreased expenses at Mission Bay East, resulting in increased net property revenue of approximately $119,000, or 5%, in 1994. Increases in insurance expense, utilities and repairs and maintenance expenses were more than offset by decreased administrative expenses. Although average occupancy was higher, rental income decreased slightly, as conventional rates are usually set below corporate rates.

        At Amberway, rental income decreased in 1994, partially offset by expense savings. Property operating expenses decreased, as 1993 included a painting project and repairs for damage caused by heavy rains. The expense savings were partially offset by higher insurance premiums. Overall, net property revenue dropped by $14,000, or 1%.


Results - 1994 Compared with 1993

        The Sherman Oaks property was severely damaged by the Southern California earthquake on January 17, 1994. The property was evacuated and city inspectors classified the property as unsafe for use. The property is not operating and is unoccupied. As a result, the property generated virtually no revenue and has incurred only necessary operating expenses and expenses directly related to the earthquake. Sherman Oaks' results for the year ended December 31, 1994, as compared with 1993, were affected as follows: Rental income decreased approximately $3,295,000, other income decreased approximately, $110,000, property operating expenses decreased approximately $581,000, real estate taxes decreased approximately $157,000 and property administrative expenses decreased approximately $704,000. The following discussion has been limited to the Partnership's five remaining operating properties.

        Total 1994 rental income, exclusive of Sherman Oaks, was $13,972,863 compared with $13,880,354 for 1993. Increased rental income at West Los Angeles was attributable to increased average occupancy and less corporate rate discounting. Mission Bay East posted a decrease of approximately $13,000, as conventional rates are lower than corporate rates. Rental income at Pacifica Club increased approximately $196,000 as the result of higher average occupancy. At Arbor Park, increases in rates and average occupancy led to an approximate $24,000 increase. Lower average occupancy at Amberway resulted in an approximate $119,000 decrease.

        Other income decreased in total for the year ended December 31, 1994, as compared with 1993, due to one-time redecorating fees received from a new laundry contract in 1993 of $38,000, $40,000, and $30,000 at Amberway, Pacifica Club, and Arbor Park, respectively. In addition, 1993 included an offsetting $66,000 adjustment for accounts receivable at Amberway as a result of a management company change (certain accounts receivable were recorded as revenue when collected and the adjustment recorded negated the revenue effect).

        Overall, property operating expenses decreased for the year ended December 31, 1994, as compared to 1993. Amberway and West Los Angeles posted lower maintenance and repair expenses due, in part, to costs in the first quarter of 1993 from damages caused by heavy rains. Routine maintenance and repair expenses decreased at both West Los Angeles and Pacifica Club, in part, due to a rehab performed in past years. In 1993 nonrecurring painting projects were completed at Amberway and Arbor Park at a cost of approximately $69,000 and $71,000, respectively. West Los Angeles posted a $43,000 savings in utilities. Offsetting the decreases was an increase in utilities at Mission Bay East, as a result of lower reimbursements for various utilities from corporate tenants. As the property converts to conventional operations from OAKWOOD, utilities will increase as the Partnership will not charge back certain utilities to its non-corporate tenants. Additionally, Mission Bay East and Arbor Park had increased non-routine maintenance for carpet replacements, faucets, and vinyl. At Amberway, non-routine maintenance expenses increased for pool repairs, draperies and linoleum replacement. At West Los Angeles, furniture rental expense increased. Insurance expense increased approximately $95,000 for the five properties in total.

        Property taxes decreased for the year ended December 31, 1994, as compared to 1993, due to successful property tax appeals. Assessed values decreased for fiscal year 1995 (July 1, 1994 to June 30, 1995) at all the properties. Property tax refunds were received at West Los Angeles, Pacifica Club and Arbor Park for fiscal year 1993 (July 1, 1992 to June 30,
1993). Property tax refunds were also received at West Los Angeles and Arbor Park for fiscal year 1994 (July 1, 1993 to June 30, 1994). The decreases were partially offset by consulting fees paid for the tax appeals and a tax refund received at Mission Bay East in 1993.

        The increase in management fees for the year ended December 31, 1994, as compared to 1993, was due to incentive management fees earned at Mission Bay East, West Los Angeles and Pacifica Club in 1994. In 1993, Mission Bay East earned an incentive management fee.

        The decrease in property administrative expense for the year ended December 31, 1994, as compared with 1993, was the result of a reduction of OAKWOOD related costs at Mission Bay East. The property had savings primarily in payroll and advertising costs. Although conventional type advertising increased with the conversion, OAKWOOD related advertising dropped for the year. Property administrative expenses decreased at Pacifica Club due to savings in payroll related costs and advertising.

        The decrease in interest income for the year ended December 31, 1994, as compared with 1993, was due to the decrease in the average cash balance invested.

        Amortization decreased for the year ended December 31, 1994, as compared with 1993, due to deferred loan costs becoming fully amortized during 1993. Partially offsetting the decrease was an increase in depreciation from major additions in 1992 and 1993.

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

        Other income increased for the year ended December 31, 1993, as compared with 1992, due mainly to $49,000, $52,000 and $35,000 of redecorating fees received resulting from new laundry contracts at Amberway, Pacifica Club and Arbor Park, respectively.

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

Inflation

        Since inflation has been at a low rate during 1994, 1993 and 1992, the effect inflation and changing prices have had on current revenue and income from operations has been minimal.

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

Item 8. Financial Statements and Supplementary Data


              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)


                                   Index

               Page

Report of Independent Accountants                                        22
Financial Statements:
     Balance Sheets, December 31, 1994 and 1993                          23
     Statements of Operations, For the Years Ended December 31, 1994,
       1993 and 1992                                                     24

     Statements of Partners' Deficit, For the Years Ended December 31,
       1994, 1993 and 1992                                               25
     Statements of Cash Flows, For the Years Ended December 31, 1994,
       1993 and 1992                                                     26
     Notes to Financial Statements                                       27


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

To the Partners of
 California Seven Associates
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California Seven Associates Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, on September 16, 1994 the Partnership filed a petition for relief under Chapter 11 of the federal bankruptcy laws. As discussed in Note 4, the Sherman Oaks property was severely damaged by an earthquake. The property is not operating and is currently unoccupied. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans in regard to these matters are described in Notes 3, 4 and 11.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRICE WATERHOUSE LLP
Hartford, Connecticut
March 30, 1995

              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)

                               Balance Sheets

                         December 31, 1994 and 1993

                                        Assets        1994           1993
Property and improvements, at cost:
        Land and land improvements                 $20,562,073    $20,562,073
        Buildings                                  109,890,874    109,659,882
        Furniture and fixtures                     13,030,382     12,925,199
        Machinery and equipment                    765,087        681,295
                                                   144,248,416    143,828,449
        Less accumulated depreciation              48,128,827     43,907,921
             Net property and improvements         96,119,589     99,920,528

Cash and cash equivalents                          1,191,015      1,440,476
Accounts receivable                                488,885        388,172
Prepaid expenses and other assets                  599,166        19,832
             Total                                 $98,398,655    $101,769,008

                          Liabilities and Partners' Deficit
Liabilities:
        Liabilities not subject to compromise:
          Accounts payable and accrued expenses    $357,719       $480,275
          Tenant security deposits                 472,898        472,865
          Unearned income                          79,046         303,995
                                                   909,663        1,257,135
        Postpetition liabilities subject to compromise:
          Fees and reimbursement payable to the General
           Partner and its affiliates              102,832          --

        Prepetition liabilities subject to compromise:
          Note and mortgages payable               111,983,903    111,983,903
          Accrued interest payable                 2,560,559      1,600,118
          Accounts payable and accrued expenses    923,957        --
          Deferred management fees                 --             2,000,000
          Fees and reimbursement payable to the
           General Partner and its affiliates      4,078,563      3,848,505
                                                   119,546,982    119,432,526
             Total liabilities                     120,559,477    120,689,661

Partners' deficit:
        General Partner                            (764,846)      (732,454)
        Limited partners (362 Class A
          Units and 3 Class B Units)               (21,395,976)   (18,188,199)
             Total partners' deficit               (22,160,822)   (18,920,653)
             Total                                 $98,398,655    $101,769,008

     The Notes to Financial Statements are an integral part of these statements.

              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)

                               Statements of Operations

                 For the Years Ended December 31, 1994, 1993 and 1992
                                                   1994         1993          1992
Property operating revenues:
        Rental income                              $14,063,949   $17,266,927  $17,476,053
        Other                                          561,014       659,373      538,404
                                                    14,624,963    17,926,300   18,014,457
Property operating expenses:
        Maintenance and repairs, furniture rental,
         insurance, and other property operations    2,854,709     3,484,288    3,061,562
        Real estate taxes                            1,025,137     1,401,422    1,462,483
        Management fees                                672,578       595,936      593,330
        Property administrative                      2,723,703     3,739,022    4,126,168
                                                     7,276,127     9,220,668    9,243,543
          Net property revenue                       7,348,836     8,705,632    8,770,914

Other operating costs and (income) expenses:
        Depreciation and amortization                4,220,906     4,411,344    4,390,850
     Management and administrative fees to affiliates  296,032       329,118      330,964
        Partnership administrative                     124,672       109,978      115,422
       Net recovery on business interruption insurance(299,540)           --           --
                                                     4,342,070     4,850,440    4,837,236
          Net partnership operating income           3,006,766     3,855,192    3,933,678
Interest income                                         19,875        52,585      141,897
Interest expense (contractual interest of $10,461,800
 in 1994)                                           (7,908,417)  (10,461,800) (10,461,800)
          Net loss before extraordinary gain
            and reorganization items                (4,881,776)   (6,554,023)  (6,386,225)

Reorganization items:
        Interest income                                  1,768            --           --
        United States Trustee fees                      (4,800)           --           --
        Professional fees                             (354,397)           --           --
         Net loss before extraordinary gain         (5,239,205)   (6,554,023)  (6,386,225)
         Extraordinary gain-deferred management fees 2,000,000            --           --
          Net loss                                 $(3,239,205)  $(6,554,023)  $(6,386,225)

Loss before extraordinary gain:
        General Partner                               $(52,392)     $(65,540)    $(63,862)
        Limited partners                            (5,186,813)   (6,488,483)  (6,322,363)
                                                   $(5,239,205)  $(6,554,023) $(6,386,225)
Net loss:
        General Partner                               $(32,392)     $(65,540)    $(63,862)
        Limited partners                            (3,206,813)   (6,488,483)  (6,322,363)
                                                   $(3,239,205)  $(6,554,023) $(6,386,225)

Loss before extraordinary gain per Class A Unit       $(14,328)   $(17,924)   $(17,465)
Net loss per Class A Unit:                             $(8,859)   $(17,924)   $(17,465)

     The Notes to Financial Statements are an integral part of these statements.

              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)

                           Statements of Partners' Deficit

                 For the Years Ended December 31, 1994, 1993 and 1992


                            General           Limited Partners
                            Partner    Class A       Class B    Original     Total
Balance, December 31, 1991  $(603,052) $(5,362,985)  $--        $(4,623)     $(5,970,660)

Cash distributions          --          (14,223)      --         --          (14,223)

Net loss                     (63,862)  (6,322,363)    --         --          (6,386,225)

Balance, December 31, 1992   (666,914) (11,699,571)    --        (4,623)     (12,371,108)

Cash distributions            --         (2,343)       --         --         (2,343)

Contribution - note payment   --          6,821         --         --         6,821

Net loss                     (65,540)   (6,488,483)     --         --         (6,554,023)

Balance, December 31, 1993   (732,454)  (18,183,576)    --        (4,623)     (18,920,653)

Cash distributions            --          (964)         --         --         (964)

Net loss                     (32,392)    (3,206,813)    --          --        (3,239,205)

Balance, December 31, 1994   $(764,846)  $(21,391,353)  $--       $(4,623)    $(22,160,822)


     The Notes to Financial Statements are an integral part of these statements.

              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)


                               Statements of Cash Flows

                 For the Years Ended December 31, 1994, 1993 and 1992

                                               1994          1993         1992
Cash flows from operating activities:
        Net loss                               $(3,239,205)  $(6,554,023) $(6,386,225)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
Extraordinary gain - deferred management fees   (2,000,000)     --           --
          Depreciation and amortization          4,220,906    4,411,344     4,390,850
          Accounts receivable                     (100,713)    3,809         395,768
          Accounts payable and accrued expenses   (121,177)    32,311        107,313
          Other, net                              (804,250)    1,974,032     (305,951)
          Liabilities subject to compromise      2,217,288     --            --
             Net cash provided by (used in)
               operating activities                172,849      (132,527)     (1,798,245)

Cash flows from investing activities:
        Purchase of property and improvements      (419,967)    (696,040)     (653,346)
        Receipts from mortgage escrow account          --        --            1,392,647
             Net cash provided by (used in)
               investing activities                 (419,967)    (696,040)     739,301

Cash flows from financing activities:
        Cash distribution to limited partners         (2,343)    (6,322)       (7,901)
        Proceeds from partners' capital contributions     --      6,821         --
             Net cash provided by (used in)
               financing activities                   (2,343)      499           (7,901)

Net decrease in cash and cash equivalents            (249,461)    (828,068)     (1,066,845)
Cash and cash equivalents, beginning of year          1,440,476     2,268,544     3,335,389
Cash and cash equivalents, end of year               $1,191,015   $1,440,476    $2,268,544

Supplemental disclosure of cash information:
        Interest paid during year                    $6,947,976   $9,213,683    $11,090,467

        Fees paid in connection with reorganization    $355,447   $--           $--


     The Notes to Financial Statements are an integral part of these statements.


              California Seven Associates Limited Partnership,
                      a California limited partnership
                           (Debtor in Possession)





                       Notes to Financial Statements

1.      Organization and Basis of Accounting

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

        On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing and operating its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

        The Partnership's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles for financial reporting purposes and are adjusted for federal income tax reporting. The net effect of the adjustments as of December 31, 1994, 1993 and 1992, principally relating to differences in depreciation methods and accounting for capital transactions and limited partner capital contribution notes receivable, are summarized as follows:

                                  1994                      1993                    1992
                          Financial      Tax       Financial      Tax       Financial      Tax
                          Reporting   Reporting    Reporting   Reporting    Reporting   Reporting
Total assets            $98,398,655 $68,092,407   $101,769,008 $73,208,025  $106,511,500 $79,679,623
Partners' deficit:
         General Partner (764,846)  (20,779,181)    (732,454)  (20,703,414)  (666,914)   (18,450,516)
         Limited partners:
            Class A     (21,391,353)(30,371,092)  (18,183,576) (25,236,476)  (11,699,571)(19,277,177)
            Class B      --          (1,227,911)    --          (1,227,911)  --          (1,227,911)
            Original    (4,623)       (9,842)       (4,623)     (9,842)     (4,623)     (9,842)
Net loss: (a)
         General Partner (32,392)    (75,767)      (65,540)    (2,252,898)  (63,862)     (3,658,495)
         Limited partners:
            Class A     (3,206,813) (5,133,652)   (6,488,483)  (5,956,956)  (6,322,363)  (4,472,686)

Net loss
 per Class A Unit: (a)   (8,859)     (14,182)      (17,924)    (16,456)      (17,465)    (12,356)

         (a)   Included in 1994 is $2,000,000 extraordinary gain ($5,470 per Class A Unit)
               for financial reporting and tax reporting.

2.      Summary of Significant Accounting Policies

a) Property and Improvements: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price and subsequent capitalized costs, including certain acquisition expenses. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years). Repair and maintenance expenses are charged to operations as incurred.

        As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the carrying value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed permanent, an impairment loss is recorded.

        In November 1993, the Financial Accounting Standards Board issued a Proposed Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets". Under the Proposed Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying amount of the asset. If an impairment exists, the loss shall be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value of the asset shall be measured by its market value if an active market for that asset exists. If no market price is available, a forecast of expected discounted future net cash flows should be used. The discount rate applied should be commensurate with the risk involved. The effective date of a final statement is fiscal years beginning after June 15, 1995. The effect of the Proposed Statement on the financial position and results of operations of the Partnership in the year of adoption can not be reasonably estimated.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents. At December 31, 1994 the Partnership had cash and cash equivalents classified as cash collateral used for operations of the properties totalling $(149,946) (including outstanding checks). In addition, at December 31, 1994, cash and cash equivalents include amounts the Partnership is required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance and the Sherman Oaks deductible. The balances of these accounts at December 31, 1994 were $467,777, $374,095 and $351,931, respectively. The Partnership had unencumbered cash and cash equivalents at December 31, 1994 of $147,158.

c) Prepaid Expenses and Other Assets: Prepaid expenses at December 31, 1994, consist of prepaid insurance at each property. Other assets at December 31, 1994 and 1993 consist of utility deposits at various properties.

d) Partners' Deficit: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

e) Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

f) Basis of Presentation: Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with 1994 presentation.

3.      Petition for Relief Under Chapter 11

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the accompanying balance sheets as "prepetition liabilities subject to compromise."

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

        On September 22, 1994, the Partnership entered into a Letter Agreement with the first mortgage lender which defines and authorized the use of cash collateral. The Partnership was granted use of collateral pursuant to the Letter Agreement until June 30, 1995. All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, is remitted to the first mortgage lender monthly.

        As part of the Partnership's Motion for Use of Cash Collateral, the Partnership requested all use of property that may be cash collateral in the form of rental revenues and insurance proceeds to repair the Sherman Oaks property. On February 1, 1995, the Court held a hearing on the use of cash collateral to repair Sherman Oaks and denied the Partnership's Motion without prejudice after determining that the issue should be decided in the context of the confirmation of the Partnership's plan of reorganization.

        On or about December 6, 1994, the first mortgage lender commenced a declaratory action against the Partnership, claiming that the second lien holder is an insider as defined under 11 U.S.C. Sec. 101. The Partnership filed an answer to the Complaint denying that the second lien holder is an insider as that term is defined in the Bankruptcy Code. A status hearing was held on February 21, 1995, and after arguments by counsel, the Court set the discovery deadline and scheduled the continued status conference both for May 22, 1995.

        On or about January 30, 1995, the first mortgage lender filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. A hearing was held on February 21, 1995. After hearing arguments by counsel, the court set a date for a final evidentiary hearing on the Motion for Relief from Stay for April 18, 1995.

        On March 17, 1995 the Partnership filed its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated March 16, 1995, together with a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. On March 17, 1995, the Court set the hearing on the Partnership's Disclosure Statement for April 18, 1995. The Partnership's period for soliciting acceptances to the plan expires on June 7, 1995, unless otherwise extended by the Court.

4.      Property and Improvements

        At December 31, 1994, the Partnership owned five operating apartment properties located in California totalling 1,763 units with leases generally for a term of one year or less. The Partnership owns a sixth property with 372 apartment units which was not operating and was unoccupied at December 31, 1994. All properties are pledged as security for the mortgages payable.

        The Sherman Oaks was severely damaged by the January 17, 1994 Southern California earthquake. The property is not operating and is currently unoccupied. The Partnership's properties are covered by insurance, including earthquake and business interruption; although the policy carries a 5% deductible.

        On April 28, 1994, the Partnership received a $750,000 advance on the business interruption policy for the earthquake damaged property. Included in the income statement as "Net recovery on business interruption" for the year ended December 31, 1994 is the insurance advance less costs specifically associated with the earthquake. All other income statement lines for 1994 as they relate to the Sherman Oaks property, only include activity related to the period from January 1, 1994 to January 16, 1994, or fixed operating expenses unrelated to the earthquake, if applicable. The income statement does not include any other amounts relating to the pending claim with the insurance company for 1994 operations.

        On March 9, 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's business interruption claim, in the amount of $4,913,748 (prior to netting out the $750,000 advance the Partnership has already received for business interruption).

        Of February 3, 1995, the insurance company carrying the first $10,000,000 layer of earthquake insurance coverage, offered to settle a portion of the loss resulting from the earthquake. The insurance company requested that the Partnership and the first mortgage lender (as a named additional insured) jointly submit a "Proof of Loss" and the insurance company would settle its portion of the loss based on the conclusion that the magnitude of the loss will require the insurance company to pay the full amount of its coverage. The Partnership expects that the appropriate documents will be executed in the second quarter of 1995 and the Partnership will receive an additional $9,250,000 advance.

5.      Notes, Mortgages and Loan Modifications

        The following table summarizes outstanding debt as of December 31, 1994 and 1993:

                                                      1994           1993
First mortgage loan (including cumulative
deferred interest of $11,433,903 at
December 31, 1994 and 1993).                       $97,433,903    $97,433,903

Second mortgage loan                               14,000,000     14,000,000

Assignment note, which bears interest at 16%
per annum, payable to an affiliate of the
General Partner.  As of December 31, 1994,
the balance remained deferred and unpaid.          550,000        550,000

        Total notes and mortgages payable          $111,983,903   $111,983,903

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

        Partnership property is held subject to a first mortgage loan from the Travelers Insurance Company, with an original principal balance of $100,000,000. Interest thereon initially accrued and compounded at 12.75% per annum. Pursuant to an eighteen month payment modification agreement negotiated during 1987, interest only payments calculated at 10% were due monthly through January 1, 1989. The difference between the pay rate and the coupon rate accumulated as deferred interest. Interest was charged on accumulated deferred interest at 12.75% per annum. In conjunction with the modification, a $1 million escrow account was established in the name of the lender, to provide the lender additional collateral to secure the Partnership's obligations under the loan.

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

        On October 26, 1990, the Partnership refinanced its $20,000,000 second mortgage loan. At the time of the refinance, the Partnership owed Brookside Savings $20,310,706 of principal, including deferred interest, and $419,328 of unpaid current interest payable. The Partnership maintained a $200,000 debt escrow account for the benefit of Brookside Savings, established as a result of the 1987 debt modification agreement. The Partnership negotiated a discounted payoff with Brookside Savings for $14,419,328 plus forfeiture of the debt escrow account of $200,000. The Partnership utilized the proceeds from a new second mortgage of $14,000,000 plus $419,328 of Partnership cash reserves to pay off the Brookside Savings mortgage. The second mortgage lender is Congen Properties, Inc., an indirectly owned subsidiary of CIGNA Corporation. The difference between the payoff amount, including the escrow account, and the total amounts outstanding netted a $6,110,706 extraordinary gain from debt forgiveness in the 1990 Statement of Operations. The term of the replacement second mortgage require monthly interest only payments at 12.67% with a maturity date concurrent with the first mortgage, as modified.

        Effective November 1, 1993, the Partnership began withholding the interest payment on the second mortgage note.

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

        During 1991, the State of Connecticut enacted new income tax legislation, a part of which effects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. On July 14, 1994, the Partnership paid the tax due on its 1993 Form CT-G State of Connecticut Group Income Tax Return. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $2,343 directly to the State of Connecticut. The Partnership also accrued the 1994 estimated payment of $964 as of December 31, 1994. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

7.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership to the General Partner or its affiliates during the years ended December 31, 1994, 1993 and 1992 are as follows:

                                             1994          1993         1992
      Interest on assignment note          $62,333       $88,000       $88,000
      Asset management fee                 146,032       179,118       180,964
      General partner salary               150,000       150,000       150,000
      Reimbursement (at cost) for
       out-of-pocket expenses              40,417        30,508        34,906

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

        In 1991, the Management Agreement was renegotiated for the five remaining OAKWOOD format properties and one conventional property. For the OAKWOOD properties, a base amount was set up using 1991 as a base year.
For 1992 to 1995, the fee was to be 5% provided R&B achieved a 5% annual growth in net operating income from the 1991 base. If the annual growth target was not met, R&B would only receive a 3% fee. In 1991, the base net operating income was not reached and R&B's fee was reduced by 40% to 3% of the gross rental receipts. For the conventional property, the Upland property, the fee was set at 4% of gross revenues.

        On May 1, 1992, the Huntington Beach and Anaheim properties were converted from the OAKWOOD concept to conventional apartment operations. The Property management fee for the Huntington Beach property had been changed to 3% of gross receipts plus an additional 1% incentive fee based on certain revenue and expense goals. The Partnership also renegotiated the management fee on the remaining Oakwood properties, West Los Angeles, Sherman Oaks and San Diego, to an incentive base fee of 3% of gross receipts with the potential for an additional 1% if net operating income objectives are met.

        On May 1, 1992, in conjunction with the Anaheim property's conversion, R&B was replaced as the property manager by Maxim Management Group, formerly known as Prometheus Management Group. The management fee is 3% of gross receipts plus an additional 1% incentive based on certain revenue and expense goals.

        For the period between 1985 and 1989, a portion of the annual management fee earned by R&B was subject to deferral based on certain operating results. The deferral maximum of $2,000,000 was reached in 1989. During 1994, R&B released the Partnership from the deferred management fee obligation.

9.      Partnership Agreement

        Generally, distribution of operating cash flow, allocations of net income or losses from operations, and loss on dispositions, as reported on the Partnership's Federal income tax returns, will be allocated 99% to the Limited Partners and 1% to the General Partner.

        All allocations among the Limited Partners of net income or loss will be made in the proportion that the capital contribution made or required to be made by each Limited Partner bears to the total capital contributions made or required to be made by all Limited Partners except as noted in the Partnership Agreement Section 6(e) and 6(f).

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

        Paragraph 6(v) contains minimum gain charge back and qualified income offset provisions in accordance with Treasury Regulation
1.704-1T(b)(4)(iv)(e), - 1T(b)(4)(iv)(h)(4), and - 1(b)(2)(ii)(d).

10.  Litigation

        In California Seven Associates Limited Partnership, et al v. SBD Group, Inc. et al [Case no. 716034 (Superior Court of the State of California, Orange County)] The Partnership won a judgement against the Defendants in the amount of $152,309, plus interest. Defendants filed a Motion for Reconsideration, asking the Court to review its prior ruling, which resulted in a reversal of this judgement. The parties have reached a settlement which provides payment of $118,352 to the Partnership plus interest of $41,016 and fees of $24,889. The lawsuit was commenced as a result of Defendants refusal to forward rent payments which accrued while the Partnership owned the property (Torrance Oakwood 20900 Anza, City of Torrance).

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

11.  Going Concern

        The Partnership plans to pursue confirmation of the Plan of Reorganization, which contemplates repairing the Sherman Oaks property. The outcome of this effort is unknown at this time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the ownership interest held by the partners.

        If the Partnership's effort to reorganize is unsuccessful, the Partnership will likely lose the properties and improvements through foreclosure with no cash available to partners. As a result of a foreclosure, the Partnership would record extraordinary income on relief of indebtedness.


                                                             California Seven Associates Limited Partnership           SCHEDULE III
                                                                   (a California limited partnership)
                                                                        (Debtor in Possession)
                                                                Real Estate and Accumulated Depreciation

                                                                            December 31, 1994


                                                                                             Costs
                                             Initial Cost to Partnership (B)              Capitalized
                                                                                                  Subsequent to
     Description of                                                                     Acquisition
     Apartment                                                                            Land, Building
     Complexes by                                                                         Improvements
     Property                         Land and Land                     Furniture and    and Furniture      Accumulated
     Location       Encumbrances(A)   Improvements     Buildings         Fixtures          & Fixtures       Depreciation (E)
Anaheim, CA                            $2,858,000      $11,327,356       $1,506,216         $536,906           $5,685,249

Huntington
Beach, CA                               2,663,000       13,705,763        1,250,899        1,644,254            6,683,868

West Los
Angeles, CA                             4,000,000       17,818,823        1,149,274        2,424,935            8,220,336

San Diego, CA                           5,939,000       34,160,345        1,978,398        3,361,419           14,987,439

Sherman
 Oaks, CA                               3,908,000       17,411,273        1,122,981        2,283,441            7,772,613

Upland, CA                              1,140,000        9,724,577          880,956        1,452,600            4,779,322

Total               $111,983,903      $20,508,000     $104,148,137       $7,888,724      $11,703,555      $    $48,128,827


                                Gross Amount at Which Carried at Close of Period (C)(D)
                                                                                                                      Life on Which
                                                                                                                       Depreciation
                                                                                                                          in Latest
                                                                                                                        Statement of
                   Land and Land     Building and    Furniture and      Machinery and                 Date of    Date Operations is
     Description    Improvements     Improvements       Fixtures        Equipment       Total    Construction  Acquired  Computed
Anaheim, CA         $2,865,938      $11,396,131       $1,938,160          $28,249  $16,228,478      1983      01/31/85  5-30 years

Huntington
Beach, CA            2,680,932       14,573,787        1,894,359          114,838   19,263,916      1971      01/31/85  5-30 years

West Los
Angeles, CA          4,000,000       19,040,047        2,174,792          178,193   25,393,032      1966      01/31/85  5-30 years

San Diego, CA        5,945,739       35,553,353        3,674,786          265,284   45,439,162      1970      01/31/85  5-30 years

Sherman
 Oaks, CA            3,924,740       18,740,934        1,958,599          101,422   24,725,695      1969      01/31/85  5-30 years

Upland, CA           1,144,724       10,586,622        1,389,686           77,101   13,198,133      1971      01/31/85  5-30 years

Total               20,562,073     $109,890,874      $13,030,382         $765,087 $144,248,416



(A)      Reference is made to the Notes to Financial Statements.

(B)      The cost to the Partnership represents the initial purchase price of properties including the assignment fee and certain capitalized fees and expenses.

(C)      The aggregate cost of real estate owned at December 31, 1994 for federal income tax purposes is $144,253,112

(D)      Reconciliation of real estate owned:

                Description                      1994                      1993                     1992

         Balance at beginning of period    $143,828,449              $143,132,409             $142,479,063
         Additions during period                419,967                   696,040                  653,346
         Balance at end of period          $144,248,416              $143,828,449             $143,132,409


(E)   Reconciliation of accumulated depreciation:

                Description                      1994                      1993                     1992

         Balance at beginning of period     $43,907,921               $39,695,623              $35,569,851
         Additions during period              4,220,906                 4,212,298                4,125,772
         Balance at end of period           $48,128,827               $43,907,921              $39,695,623



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

        R. Bruce Albro           Director                   May 2, 1988

        Philip J. Ward           Director                   May 2, 1988

        John Wilkinson           Director                   September 7, 1993
        John D. Carey            President, Controller      September 7, 1993,
                                                            September 4, 1990

        Verne E. Blodgett        Vice President, Counsel    April 2, 1990

        Joseph W. Springman      Vice President, Assistant SecretarySeptember 7,
1993

        David C. Kopp            Secretary                  September 29, 1989

        Michael M. Sinisgalli    Treasurer                  August 1, 1994

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

        The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                         R. BRUCE ALBRO - DIRECTOR

        Mr. Albro, age 52, a Senior Managing Director of CIM, joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.


                         PHILIP J. WARD - DIRECTOR

        Mr. Ward, age 46, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of DeBartolo Realty Corporation and Cadillac Fairview, Inc.


                         JOHN WILKINSON - DIRECTOR

        Mr. Wilkinson, age 51, is Senior Vice President and Chief Financial Officer of the CIGNA Individual Insurance Division. He was appointed to that position in January 1992. Mr. Wilkinson joined the company in 1970 and became an officer in 1978. In 1981 he joined CIGNA Individual Financial Services Division (now CIGNA Individual Insurance) and was appointed Vice President in 1988 in that Division. Mr. Wilkinson continued to work in the Insurance Marketing area as Vice President until he was appointed to his current position. Mr. Wilkinson is a 1965 graduate of the U.S. Naval Academy. He is a Registered Principal of CIGNA Financial Advisors, Inc., a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, a Chartered Life Underwriter and Chartered Financial Counsellor.


                   JOHN D. CAREY - PRESIDENT, CONTROLLER

        Mr. Carey, age 31, joined CIGNA in 1990. Prior to joining CIGNA, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. His experience includes accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

        Mr. Blodgett, age 57, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal
Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


         JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

        Mr. Springman, age 53, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.

                         DAVID C. KOPP - SECRETARY

        Mr. Kopp, age 49, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.

                     MICHAEL M. SINISGALLI - TREASURER

        Michael M. Sinisgalli, age 36, is Assistant Director, Treasury Process Management of CIGNA Corporation. In this capacity his responsibilities include the analysis, design and management of treasury processes supporting insurance divisions. Michael joined CIGNA in 1991 after having been with Bank of New England since 1983. He served in a variety of Cash Management positions, being appointed in 1990 as Assistant Vice President, Cash Management Sales/Marketing. A graduate of Central Connecticut State University (B.S., Business Administration, 1981), Mr. Sinisgalli is a Certified Cash Manager and a member of Connecticut Cash Manager Association.

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

        As of February 28, 1994, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, the indirect parent of the General Partner, as set forth in the following table:

                              Units       Shares
                           Beneficially Beneficially   Percent
        Name                 Owned(a)    Owned(b)     of Class

        R. Bruce Albro (c)       0         6,076          *
        Philip J. Ward (d)       0        17,680          *
        John Wilkinson (e)       0        13,753          *

        All directors and officers
        Group (8) (f)            0        43,984          *

                                       * Less than 1% of class
[FN]
(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
[FN]
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
[FN]
(c) Shares beneficially owned includes options to acquire 3,920 shares and 2,156 shares which are restricted as to disposition.
[FN]
(d) Shares beneficially owned includes options to acquire 10,985 shares and 2,274 shares which are restricted as to disposition.
[FN]
(e) Shares beneficially owned includes options to acquire 11,251 shares and 2,027 shares which are restricted as to disposition.
[FN]
(f) Shares beneficially owned by directors and officers include 28,511 shares of CIGNA common stock which may be acquired upon exercise of stock options and 10,026 shares which are restricted as to disposition.

Item 13.  Certain Relationships and Related Transactions

        In consideration for the assignment to the Partnership of the right to acquire the Project pursuant to the agreement of sale, the Partnership paid CFP the sum of $l,400,000, $300,000 of which was paid to CFP during 1985 in cash from the first available cash of the Partnership, which was the Partners' Capital Contributions, and $l,100,000 of which was paid by executing and delivering to CFP an assignment note. The assignment note bears interest at 16.0% per annum. Interest earned during 1994 totaled $62,333. Interest earned since 1989 of $502,333 remained unpaid at December 31, 1994. The principal balance of $550,000 has been deferred by CFP and remains unpaid and is included in the notes and mortgages payable of the accompanying financial statements.



        The Partnership and CFP have entered into an agreement (the "Partnership Administration and Management Service Agreement") pursuant to which CFP performs administrative and management services for the Partnership for an aggregate fee (the "Partnership Administration and Management Fee") of $543,000, representing one percent (l.0%) of the equity raised from the Class A Limited Partners. This fee was to be paid over the course of the seven-year investor note option which concluded in 1991. The Partnership Administration and Management Fee was for monitoring the payments of the Limited Partners on the Limited Partners' notes. The amounts due for 1990 and 1991 of $260,050 remained unpaid at December 31, 1994.
        In addition, pursuant to the Partnership Administration and Management Services Agreement, the Partnership paid a salary to the General Partner of $200,000 in 1985 and $150,000 annually thereafter for managing the day-to-day operations of the Partnership and for performing administrative services for the Partnership, including, without limitation, mailing tax information to the Limited Partners, and soliciting their consents when required under the Limited Partnership Agreement and other investor communications, managing the Partnership's banking arrangements, balancing the Partners' capital accounts, filing the Partnership's tax returns, and exposing its assets to creditors as a general partner. In 1994, the General Partner earned a salary of $150,000. The amounts due for 1989 through 1994 of $900,000 remained unpaid at December 31, 1994.

        The Partnership has entered into an agreement with CFP (the"Partnership Incentive Management Agreement") pursuant to which CFP will attempt to maximize cash flow to the Limited Partners by increasing revenues and minimizing expenses. Pursuant to the Partnership Incentive Management Agreement, commencing in 1991, CFP will be paid an annual fee
(the "Incentive Management Fee") of nine percent (9.0%) of the cash flow, but only to the extent that actual cash flow exceeds projected cash flow.
It is not expected that any such fee will be paid.

        Pursuant to an agreement between the Partnership and CII (the "Real Estate Advisory Services Agreement"), on the sale of the Project, CII will receive a real estate advisory fee equal to 3.5% of the gross sales price of the property, from which amount third party brokerage commissions to the extent of one percent (l.0%) may be paid. In 1990, CII earned a 2.5% real estate advisory fee on the gross sales price of the Torrance Property. The amount of the fee was $518,750 (which remained unpaid at December 31, 1994).

        The Partnership has entered into an asset management agreement (the "Asset Management Agreement") with CII pursuant to which CII performs certain functions relating to the supervision of the management of the assets of the Partnership and supervision of unaffiliated property management companies. For these services, CII will receive a fee (the "Asset Management Fee") equal to two percent (2.0%) per annum of gross revenue for the years 1985-1990 (inclusive) and one percent (l.0%) per annum of gross revenues thereafter. CII earned $146,032 for its services in 1994. At December 31, 1994 the Partnership owed CII $2,465,077 for the 1987 through 1994 fees.

        The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the offering, organization and administration of the Partnership. In 1994, the General Partner and its affiliates were due reimbursement for such out of pocket administrative expenses in the amount of $40,417 of which $2,030 was unpaid as of December 31, 1994.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  1.   Financial Statements.  See Index to Financial
                    Statements in Item 8.

             2.     Financial Statement Schedules

             (a) Real Estate and Accumulated Depreciation. See Index to Financial Statements in Item 8.

             3.     Exhibits

               2.1 Plan of Reorganization under Chapter 11 of the Bankruptcy Code for California Seven Associates Limited Partnership, Debtor and Debtor in Possession, Proposed by the Debtor dated March 16, 1994.

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

               27   Financial Data Schedules

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


                           California Seven Associates Limited Partnership
                              a California Limited Partnership




                                By:  CIGNA Realty Resources,Inc.-Seventh,

                                        General Partner



Date:  March 31, 1995              By:  /s/   John D. Carey
                                        John D. Carey, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


        /s/   Philip J. Ward            Date:                March 31, 1994
        Philip J. Ward, Director



        /s/    R. Bruce Albro           Date:               March 31, 1994
        R. Bruce Albro, Director



        /s/   John Wilkinson            Date:               March 31, 1994
        John Wilkinson, Director



        /s/   John D. Carey             Date:               March 31, 1994
        John D. Carey, President, Controller
        (Principal Executive Officer)
        (Principal Accounting Officer)



        /s/   Michael M. Sinisgalli          Date:          March 31, 1994

        Michael M. Sinisgalli, Treasurer
        (Principal Financial Officer)