Form 10-Q
period 1995-03-31
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1995-05-11
CIK 765506

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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
                                (Debtor in Possession)

                                    Balance Sheets
                                                    March 31,    December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
     Property and improvements, at cost:
        Land and land improvements                 $20,563,613    $20,562,073
        Buildings                                  109,983,485    109,890,874
        Furniture and fixtures                      13,049,229     13,030,382
        Machinery and equipment                        775,859        765,087
                                                   144,372,186    144,248,416
        Less accumulated depreciation               49,180,343     48,128,827
             Net property and improvements          95,191,843     96,119,589

     Cash and cash equivalents                       2,510,034      1,191,015
     Earthquake insurance - partial
       settlement receivable                         9,250,000           --
     Accounts receivable                               297,332        488,885
     Prepaid expenses and other assets                 471,150        599,166
             Total                                $107,720,359    $98,398,655

                          Liabilities and Partners' Deficit

     Liabilities:
        Liabilities not subject to compromise:
          Accounts payable and accrued expenses      $614,322       $357,719
          Tenant security deposits                    465,252        472,898
          Unearned income                              73,403         79,046
          Earthquake insurance - partial
            settlement unapplied                    9,250,000            --
                                                   10,402,977        909,663
        Postpetition liabilities subject to compromise:
          Fees and reimbursements payable to the General
           Partner and its affiliates                 191,088        102,832

        Prepetition liabilities subject to compromise:
          Note and mortgages payable               111,983,903    111,983,903
          Accrued interest payable                  2,560,559      2,560,559
          Accounts payable and accrued expenses       935,240        923,957
          Fees and reimbursements payable to the
            general partner and its affiliates       4,078,563      4,078,563
                                                   119,558,265    119,546,982
             Total liabilities                     130,152,330    120,559,477

     Partners' deficit:
        General Partner                            (767,557)      (764,846)
        Limited partners (362 Class A Units
          and 3 Class B Units):                    (21,664,414)   (21,395,976)
             Total partners' deficit               (22,431,971)   (22,160,822)
             Total                                 $107,720,359   $98,398,655

     The Notes to Financial Statements are an integral part of these statements.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)


                               Statements of Operations

                  For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994
     Property operating revenues:
        Rental income                              $3,597,044     $3,694,079
        Other                                        117,596      136,527
                                                   3,714,640      3,830,606
     Property operating expenses:
        Maintenance and repairs, furniture rental,
         insurance, and other property operations  744,107        731,565
        Real estate taxes                          281,515        350,730
        Management fees                            128,802        143,185
        Property administrative                    743,398        711,877
                                                   1,897,822      1,937,357

          Net property revenue                     1,816,818      1,893,249

     Other operating costs and expenses:
        Depreciation                               1,051,516      1,059,220
        Management and administrative
          fees to affiliates                        74,548          75,634
        Partnership administrative                  19,752          43,443
        Net cost (recovery) on business
          interruption insurance                    41,719              --
                                                   1,187,535      1,178,297

          Net partnership operating income         629,283        714,952

     Interest income                                 9,168          4,817
     Interest expense (contractual interest
       of $2,615,450 in 1995)                      (885,721)      (2,615,450)
          Net loss before reorganization items     (247,270)      (1,895,681)

     Reorganization items:
        Interest income                            6,899          --
        United States Trustee fees                 (5,000)        --
        Professional fees                          (25,778)       --
          Net loss                                 $(271,149)     $(1,895,681)

     Net loss:
        General Partner                            $(2,711)       $(18,957)
        Limited partners                           (268,438)      (1,876,724)
                                                   $(271,149)     $(1,895,681)

     Net loss per Class A Unit:                    $(742)  $      (5,184)


     The Notes to Financial Statements are an integral part of these statements.


                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                               Statements of Cash Flows

                  For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994
     Cash flows from operating activities:
        Net loss                                   $(271,149)     $(1,895,681)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation                             1,051,516      1,059,220
          Accounts receivable                      191,553        35,183
          Accounts payable and accrued expenses    256,603        241,425
          Other, net                               114,727        92,746
          Liabilities subject to compromise        99,539         --
             Net cash provided by (used in)
              operating activities                1,442,789      (467,107)

     Cash flows from investing activities:
        Purchase of property and improvements      (123,770)      (28,685)

     Net increase (decrease) in cash and
      cash equivalents                             1,319,019      (495,792)
     Cash and cash equivalents, beginning of year  1,191,015      1,440,476
     Cash and cash equivalents, end of period      $2,510,034     $944,684

     Supplemental disclosure of cash information:
        Interest paid during period                $885,721       $2,150,000

        Fees paid in connection with reorganization  $21,408      $--







     The Notes to Financial Statements are an integral part of these statements.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                            Notes to Financial Statements
                                     (Unaudited)


        Readers of this quarterly report should refer to the audited financial statements for California Seven Associates Limited Partnership, a California Limited Partnership ("the Partnership"), for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

     b) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

     c) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents. At March 31, 1995 the Partnership had cash and cash equivalents classified as cash collateral used for operations of the properties totalling $613,691. In addition, at March 31, 1995, cash and cash equivalents include amounts the Partnership is required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance and the Sherman Oaks deductible. The balances of these accounts at March 31, 1995 were $475,989, $750,115 and $501,302, respectively. The Partnership had unencumbered cash and cash equivalents at March 31, 1995 of $168,937


     2.   Petition for Relief Under Chapter 11

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor in Possession. These claims are reflected in the accompanying balance sheets as "prepetition liabilities subject to compromise."

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

        On September 22, 1994, the Partnership entered into a Letter Agreement with the first mortgage lender which defines and authorizes the use of cash collateral. The Partnership was granted use of collateral pursuant to the Letter Agreement until June 30, 1995. All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, is remitted to the first mortgage lender monthly.

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

        On April 18, 1995, the Court held a final evidentiary hearing on the Motion for Relief from the Automatic Stay. After hearing arguments and representations of counsel, the Court continued the hearing until July 12, 1995.

        On March 17, 1995, the Partnership filed its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated March 16, 1995, together with a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. On March 17, 1995, the Court set the hearing on the

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                      Notes to Financial Statements - Continued
                                     (Unaudited)


     Partnership's Disclosure Statement for April 18, 1995. The Partnership's period for soliciting acceptances to the plan expires on June 7, 1995, unless otherwise extended by the Court.

        On April 17, 1995, the Partnership filed with the Bankruptcy Court certain Non-material Amendments to the Disclosure Statement. On April 18, 1995, the Bankruptcy Court held a hearing and acted upon the approval of the Partnership's Disclosure Statement together with the Non-material Amendments. After considering the Disclosure Statement and the Non-material Amendments thereto, the Court ruled that certain additional information should be included in the Partnership's Disclosure Statement. The Court required the Partnership to file an Amended Disclosure Statement which the Court, after considering objections, would act upon without further hearing.

        The Partnership subsequently filed its Amended Disclosure Statement and Amended Plan of Reorganization on May 4, 1995. Also, in accordance with the Court's ruling at the hearing on April 18, 1995, the Court set a confirmation hearing on the Partnership's Amended Plan for July 12, 1995.





     3.   Property and Improvements and Note and Mortgages Payable

        At March 31, 1995, the Partnership owned five operating apartment properties located in California totaling 1,763 units with leases generally for a term of one year or less. The Partnership owns a sixth property with 372 apartment units which was not operating and was unoccupied at March 31, 1995. All properties are pledged as security for the long-term debt.

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

        The Sherman Oaks property was severely damaged by the January 17, 1994 Southern California earthquake. The property is not operating and is currently unoccupied. The Partnership's properties are covered by insurance, including earthquake and business interruption; although the policy carries a 5% deductible.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                      Notes to Financial Statements - Continued
                                     (Unaudited)


        On April 28, 1994, the Partnership received a $750,000 advance on the business interruption policy for the earthquake damaged property. The Partnership recorded the advance as income, "Net recovery on business interruption insurance", for the year ended December 31, 1994. "Net cost (recovery) on business interruption insurance" for the three months ended March 31, 1995 were costs specifically associated with the earthquake. All other income statement lines relating to the Sherman Oaks property include only the activity related to the period from January 1, 1994 to January 16, 1994, or fixed operating expenses unrelated to the earthquake, if applicable.

        On March 9, 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's business interruption claim, in the amount of $4,913,748 (prior to netting out the $750,000 advance the Partnership has already received for business interruption). The income statement does not include any amounts relating to the pending claim with the insurance company.

        Of February 3, 1995, the insurance company carrying the first $10,000,000 layer of earthquake insurance coverage offered to settle a portion of the loss resulting from the earthquake. The appropriate documents were executed in the second quarter of 1995 and on April 26, 1995, the Partnership received a partial insurance settlement of $9,250,000. The application of the insurance proceeds to the outstanding first mortgage payable or repair of the Sherman Oaks property will be decided by the Court as part of the Plan confirmation process.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                      Notes to Financial Statements - Continued
                                     (Unaudited)


     4.   Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                                  Three Months Ended   Unpaid at
                                                        March 31,      March 31,
                                                     1995      1994      1995

        Interest on assignment note(a)                 $--  $ 22,000   $502,334
        Asset management fee                        37,048    38,134  2,502,125
        Administration and management fee               --        --    260,050
        General partner's salary                    37,500    37,500    937,500
        Real Estate Advisory fee                        --        --    518,750
        Reimbursement (at cost) for
         out of pocket expenses                      9,338     6,545     46,856
        Reorganization item:
          Professional fees                          4,370        --      4,370
                                                  $ 88,256  $104,179  $4,771,985

        (a) Postpetition interest is recorded to the extent it is paid. Contractual interest on assignment note was $22,000 for the three months ended March 31, 1995.

     5.  Litigation

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


     6.  Going Concern

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

        Of February 3, 1995, the insurance company carrying the first $10,000,000 layer of earthquake insurance coverage, offered to settle a portion of the loss resulting from the earthquake. The appropriate documents were executed in the second quarter of 1995 and on April 26, 1995, the Partnership received a partial insurance settlement of $9,250,000. The application of the insurance proceeds to the outstanding first mortgage payable or repair of the Sherman Oaks property will be decided by the Court as part of the Plan confirmation process.

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

        On April 18, 1995, the Court held a final evidentiary hearing on the Motion for Relief from the Automatic Stay. After hearing arguments and representations of counsel, the Court continued the hearing until July 12, 1995.

        On March 17, 1995, the Partnership filed its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated March 16, 1995, together with a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. On March 17, 1995, the Court set the hearing on the Partnership's Disclosure Statement for April 18, 1995. The Partnership's period for soliciting acceptances to the plan expires on June 7, 1995, unless otherwise extended by the Court.

        On April 17, 1995, the Partnership filed with the Bankruptcy Court certain Non-material Amendments to the Disclosure Statement. On April 18, 1995, the Bankruptcy Court held a hearing and acted upon the approval of the Partnership's Disclosure Statement together with the Non-material Amendments. After considering the Disclosure Statement and the Non-

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


     material Amendments thereto, the Court ruled that certain additional information should be included in the Partnership's Disclosure Statement. The Court required the Partnership to file an Amended Disclosure Statement which the Court, after considering objections, would act upon without further hearing.

        The Partnership subsequently filed its Amended Disclosure Statement and Amended Plan of Reorganization on May 4, 1995. Also, in accordance with the Court's ruling at the hearing on April 18, 1995, the Court set a confirmation hearing on the Partnership's Amended Plan for July 12, 1995.

        The Partnership plans to pursue confirmation of the Plan of Reorganization. The outcome of this effort is unknown at this time. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the ownership interests held by the partners.

        If the Partnership's effort to reorganize is unsuccessful, the Partnership will likely lose the Project through foreclosure with no cash available to Partners. A foreclosure would result in an income allocation to the Partners; although, if a limited partner's ownership interest in the Partnership is the partner's only passive activity and the limited partner has been suspending passive loss allocations as required by the Tax Reform Act of 1986, the suspended losses available are estimated to be more than the potential foreclosure income allocation, resulting in an available net loss. In a year in which the Project is disposed of and the Partnership dissolved, any cumulative suspended loss will be available for use by a limited partner to offset ordinary income.



     Results of Operations

        During 1994, the apartment submarkets in which the Partnership's properties operate remained stable in terms of occupancy percentages and new construction. Absorption of existing units continued and rental rates began to increase slightly. Contributing to the Partnership's improved net property revenue results (property level revenues less property level operating expenses) for 1994, as compared with 1993, was a decrease in OAKWOOD related costs due to the conversion of Mission Bay East from OAKWOOD operations to conventional apartments effective January 1, 1994. Net property revenues for the three months ended March 31, 1995, decreased approximately 3% as compared with the fourth quarter of 1994, adjusted for Sherman Oaks activity and other incomparable activity. Property revenues remained flat in 1995 while property level expenses increased slightly in total.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)


        The Sherman Oaks property was severely damaged by the Southern
     California earthquake on January 17, 1994.   The property was evacuated and
     city inspectors classified the property as unsafe for use. The property is not operating and is unoccupied. As a result, the property generated no revenue in 1995, and only a nominal amount in 1994, and has incurred only necessary operating expenses and expenses related to the earthquake since. Sherman Oaks' results for the three months ended March 31, 1995, as compared with the same period in 1994, were affected as follows: Rental income decreased approximately $99,000, other income decreased approximately $7,000, property operating expenses decreased approximately $72,000, real estate taxes decreased approximately $37,000, management fees decreased approximately $12,000 and property administrative expenses decreased approximately $82,000. The following analytical comments have been limited to the Partnership's five operating properties.

        At Mission Bay East, average occupancy increased approximately 4% for the three months ended March 31, 1995, as compared with the same period in 1994. Less corporate business in the first quarter of 1995, however, decreased rental income slightly as corporate rates are higher than conventional rates. Rental income at Arbor Park decreased nominally as a slight increase in rates in 1994 partially offset the decrease in average occupancy for 1995. These decreases were offset by increased rental income at Amberway resulting from increased average occupancy.

        Other income decreased for the three months ended March 31, 1995, as compared with the same period in 1994, due primarily to decreased laundry revenue and cleaning fees earned at Arbor Park.

        Overall, property operating expenses increased for the three months ended March 31, 1995, as compared to the same period of the previous year. Insurance expense increased approximately $83,000 for the five properties in total. In addition, Amberway and Arbor Park had increased non-routine maintenance for carpet and vinyl replacements. Partially offsetting these increases were decreased non-routine maintenance for carpet and vinyl replacements at Mission Bay East and decreased furniture rental expense at West Los Angeles.

        Property taxes decreased for the three months ended March 31, 1995, as compared with the same period in 1994, due to decreased assessed values for fiscal year 1995 (July 1, 1994 to June 30, 1995) at all properties.

        The increase in property administrative expense for the three months ended March 31, 1995, as compared with the same period in 1994, was the result of increased direct and indirect payroll related costs at West Los Angeles, Mission Bay East and Arbor Park. In addition, advertising costs increased for the three months at West Los Angeles and Arbor Park.

        The decrease in partnership administrative expense for the three months ended March 31, 1995, as compared with the same period in 1994, was due primarily to a decrease in legal fees incurred.

        The increase in interest income for the three months ended March 31, 1995, as compared with the same period in 1994, was due to the increase in interest rates.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

                                      Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:
                                                1994                   1995
                                 At 3/31  At 6/30  At 9/30  At 12/31  At 3/31

     The Anaheim Property           83%     81%      89%       95%      92%

     The Huntington Beach Property  95%     98%      99%       94%      94%

     The West Los Angeles Property  87%     92%      87%       83%      91%

     The San Diego Property         84%     93%      95%       92%      95%

     The Sherman Oaks Property (a)  N/A     N/A      N/A       N/A      N/A

     The Upland Property            91%     90%      91%       95%      85%

     (a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and considered unsafe for use. Therefore, occupancy is not applicable for 1994 and 1995.


     Part II - Other Information

     Item 1.  Legal Proceedings

        The information included in the "Notes to Financial Statements, Note 5. Litigation" on page 6 of the Partnership's March 31, 1995 Financial Statements, is incorporated by reference.

        The information included in the "Notes to Financial Statements, Note 2. Petition for Relief Under Chapter 11" on page 7 of the Partnership's March 31, 1995 Financial Statements, is incorporated by reference.

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

     Item 3.  Defaults by the Partnership on its Senior Securities

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. On the filing date, the Partnership was in default on its second mortgage loan obligation.
     Although the second mortgage holder had acknowledged the default, the Partnership did not receive a notice of acceleration. Due to the Chapter 11 proceedings, claims secured against the Partnership assets are stayed. The balance of the second mortgage note at March 31, 1995 was $14,000,000 plus $1,699,892 of accrued and unpaid interest.

                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)


     Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits:

        2.2 Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code for California Seven Associates Limited Partnership, Debtor and Debtor in Possession, Proposed by the Debtor, Dated April 25, 1995.

       27    Financial Data Schedule

     (b)  No Form 8-Ks were filed during the three months ended March 31, 1995.

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


                              California Seven Associates Limited Partnership, a California Limited Partnership

                              By:  CIGNA Realty Resources, Inc. - Seventh,
                                   General Partner




     Date:  May 11, 1995      By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)