Form 10-Q
period 1995-06-30
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1995-08-08
CIK 765506

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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
                           (Debtor in Possession)

                               Balance Sheets
                                                    June 30,      December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)

Property and improvements, at cost:
        Land and land improvements                 $20,563,613   $20,562,073
        Buildings                                  110,079,476   109,890,874
        Furniture and fixtures                      13,105,205    13,030,382
        Machinery and equipment                        796,124       765,087
                                                   144,544,418   144,248,416
        Less accumulated depreciation               50,231,633    48,128,827
             Net property and improvements          94,312,785    96,119,589

Cash and cash equivalents                            2,813,166     1,191,015
Partial cash settlement - earthquake insurance       9,337,772            --
Accounts receivable                                    132,189       488,885
Prepaid expenses and other assets                      253,661       599,166
             Total                                $106,849,573   $98,398,655

                     Liabilities and Partners' Deficit

Liabilities:
        Liabilities not subject to compromise:
          Accounts payable and accrued expenses       $372,837      $357,719
          Tenant security deposits                     480,847       472,898
          Unearned income                               72,467        79,046
          Earthquake insurance - partial
           settlement unapplied                      9,250,000            --
                                                    10,176,151       909,663

        Postpetition liabilities subject to compromise:
          Fees and reimbursements payable to the General
           Partner and its affiliates                  282,920       102,832

        Prepetition liabilities subject to compromise:
          Note and mortgages payable               111,983,903   111,983,903
          Accrued interest payable                   2,560,559     2,560,559
          Accounts payable and accrued expenses        877,395       923,957
          Fees and reimbursements payable to the
            general partner and its affiliates       4,078,563     4,078,563
                                                   119,500,420   119,546,982

             Total liabilities                     129,959,491   120,559,477

Partners' deficit:
        General Partner                               (774,337)     (764,846)
        Limited partners (362 Class A Units
         and 3 Class B Units):                     (22,335,581)  (21,395,976)
             Total partners' deficit               (23,109,918)  (22,160,822)
             Total                                 $106,849,573  $98,398,655

The Notes to Financial Statements are an integral part of these statements.

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)

                          Statements of Operations
                                (Unaudited)

                                          Three Months Ended          Six Months Ended
                                                June 30                    June 30
                                           1995        1994         1995          1994
Property operating revenues:
        Rental income                   $3,517,251  $3,346,297   $7,114,295    $7,040,376
        Other                              113,524     121,751      231,120       258,278
                                         3,630,775   3,468,048    7,345,415     7,298,654
Property operating expenses:
        Maintenance and repairs,
         furniture rental, insurance,
         and other property operations     719,147     723,914    1,463,254     1,455,479
        Real estate taxes                  221,232     343,786      502,747       694,516
        Management fees                    126,791     138,505      255,593       281,690
        Property administrative            642,680     641,351    1,386,078     1,353,228
                                         1,709,850   1,847,556    3,607,672     3,784,913
          Net property revenue           1,920,925   1,620,492    3,737,743     3,513,741

Other operating costs and expenses:
        Depreciation                     1,051,290   1,056,298    2,102,806     2,115,518
        Management and administrative
         fees to affiliates                 73,736      79,462      148,284       155,096
        Partnership administrative          22,964      39,130       42,716        82,573
        Net cost (recovery) on business
         interruption insurance             83,520    (465,469)     125,239      (465,469)
                                         1,231,510     709,421    2,419,045     1,887,718
          Net partnership operating
           income                          689,415     911,071    1,318,698     1,626,023

Interest income                             11,683       3,376       20,851         8,193
Interest expense (contractual interest
 of $2,615,450 and $5,230,900 for the
 three and six months ended June 30,
 1995, respectively)                    (1,407,597) (2,615,450)  (2,293,318)   (5,230,900)
          Net loss before
           reorganization items           (706,499) (1,701,003)    (953,769)   (3,596,684)

Reorganization items:
        Interest income                     94,874          --      101,773            --
        United States Trustee fees          (5,000)         --      (10,000)           --
        Professional fees                  (61,322)         --      (87,100)           --
          Net loss                       $(677,947) $(1,701,003)  $(949,096)  $(3,596,684)

Net loss:
        General Partner                    $(6,780)   $(17,010)     $(9,491)     $(35,967)
        Limited partners                  (671,167) (1,683,993)    (939,605)   (3,560,717)
                                         $(677,947) $(1,701,003)  $(949,096)  $(3,596,684)

Net loss per Class A Unit:                 $(1,854)    $(4,652)     $(2,596)      $(9,836)

     The Notes to Financial Statements are an integral part of these statements.


                   California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                               Statements of Cash Flows

                   For the Six Months Ended June 30, 1995 and 1994
                                     (Unaudited)

                                                     1995           1994
Cash flows from operating activities:
        Net loss                                 $(949,096)     $(3,596,684)
        Adjustments to reconcile net loss
         to net cash provided by (used in)
         operating activities:
          Depreciation                           2,102,806        2,115,518
          Accounts receivable                      356,696           59,011
          Accounts payable and accrued expenses        831          (39,625)
          Other, net                               259,103          953,870
          Liabilities subject to compromise        133,526               --
             Net cash provided by (used in)
              operating activities               1,903,866         (507,910)

Cash flows from investing activities:
        Purchase of property and improvements     (280,751)         (82,028)

Cash flows from financing activities:
        Cash distribution to limited partners         (964)          (2,343)

Net increase (decrease) in cash and
 cash equivalents                                1,622,151         (592,281)
Cash and cash equivalents, beginning of year     1,191,015        1,440,476
Cash and cash equivalents, end of period        $2,813,166         $848,195

Supplemental disclosure of cash information:
        Accrued purchase of property and
         improvements                           $   15,251       $       --

        Interest paid during period             $2,293,318       $4,300,000

        Fees paid in connection with
         reorganization                         $   81,636       $       --







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

c) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents. At June 30, 1995 the Partnership had cash and cash equivalents classified as cash collateral used in the operations of the properties and payment to the first mortgage lender totalling $878,269. In addition, at June 30, 1995, cash and cash equivalents include amounts the Partnership is required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance, and the Sherman Oaks deductible.
        The balances of these accounts at June 30, 1995 were $479,370, $691,517 and $503,492, respectively. The Partnership had unencumbered cash and cash equivalents at June 30, 1995 of $260,518.

2.      Petition for Relief Under Chapter 11

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor in Possession. These claims are reflected in the accompanying balance sheets as prepetition liabilities.

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

        On September 22, 1994, the Partnership entered into a Letter Agreement with the first mortgage lender which defines and authorizes the use of cash collateral. The Partnership was granted use of collateral pursuant to the Letter Agreement until September 30, 1995. All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, is remitted to the first mortgage lender monthly.

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

        On or about December 6, 1994, the first mortgage lender commenced a declaratory action against the Partnership, claiming that the second lien holder is an insider as defined under 11 U.S.C. Sec. 101. The Partnership filed an answer to the Complaint denying that the second lien holder is an insider as that term is defined in the Bankruptcy Code. A status hearing was held on February 21, 1995 which resulted in a discovery deadline and continued status hearing date of May 22, 1995. After arguments by counsel on May 22, the status hearing was continued to September 1995.

        On or about January 30, 1995, the first mortgage lender filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. At the hearing held on February 21, 1995, the court set April 18, 1995 as the final evidentiary hearing. After hearing arguments and representations of counsel, the Court continued the hearing to July 12, 1995 and then to August 9, 1995.

        On March 17, 1995, the Partnership filed its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated March 16, 1995, together with a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. On March 17, 1995, the Court set the hearing on the Partnership's Disclosure Statement for April 18, 1995. On April 17, 1995, the Partnership filed with the Bankruptcy Court certain Non-material Amendments to the Disclosure Statement. On April 18, 1995, the Bankruptcy Court held a hearing and acted upon the approval of the Partnership's Disclosure Statement together with the Non-material Amendments. After considering the Disclosure Statement and the Non-material Amendments thereto, the Court ruled that certain additional information should be included in the Partnership's Disclosure Statement. The Court required the Partnership to file an Amended Disclosure Statement which the Court approved without further hearing.

        The Partnership filed its Amended Disclosure Statement and Amended Plan of Reorganization on May 4, 1995. On May 15, 1995, the Partnership mailed all impaired creditors, limited partners, and parties in interest a copy of the Amended Disclosure Statement and Amended Plan of Reorganization, along with a ballot for voting and other notices. All classes of creditors, limited partners and parties in interest impaired under the Amended Plan of Reorganization voted to accept the plan except Class 1, the first mortgage lender, Travelers Insurance Co.

        Pursuant to the order approving the Amended Disclosure Statement, the Court set July 12, 1995 as the confirmation hearing for the Partnership's Amended Plan of Reorganization. Subsequently, a stipulation was agreed to and approved by the Court to bifurcate the confirmation hearing to allow additional pleadings. Nonfeasibility issues were scheduled to be heard on July 12, 1995 and all feasibility related issues would be heard by the Court on August 9, 1995.

3.      Property and Improvements and Note and Mortgages Payable

        At June 30, 1995, the Partnership owned five operating apartment properties located in California totaling 1,763 units with leases generally for a term of one year or less. The Partnership owns a sixth property with 372 apartment units which was not operating and was unoccupied at June 30, 1995. All properties are pledged as security for the long-term debt.

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

        On April 28, 1994, the Partnership received a $750,000 advance on the business interruption policy for the earthquake damaged property. The Partnership recorded the advance as income, "Net recovery on business interruption insurance", for the year ended December 31, 1994. "Net cost (recovery) on business interruption insurance" represents costs specifically associated with the earthquake. All other income statement lines relating to the Sherman Oaks property include only the activity related to the period from January 1, 1994 to January 16, 1994, or fixed operating expenses unrelated to the earthquake, if applicable.

        On March 9, 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's business interruption claim. The claim adjuster and the Partnership's representatives have agreed on the components and the amount of the claim, which was submitted to the applicable insurance companies for approval. The income statement does not include any amounts relating to the pending claim with the insurance company.

        Of February 3, 1995, the insurance company carrying the first $10,000,000 layer of earthquake insurance coverage offered to settle a portion of the loss resulting from the earthquake. The appropriate documents were executed in the second quarter of 1995 and on April 26, 1995, the Partnership received a partial insurance settlement of $9,250,000. The application of the insurance proceeds to the outstanding first mortgage payable or repair of the Sherman Oaks property will be decided by the Court as part of the Plan of Reorganization confirmation process.

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)

                 Notes to Financial Statements - Continued
                                (Unaudited)



4.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the
General Partner or its affiliates are as follows:
                                           Three Months Ended        Six Months Ended      Unpaid at
                                                 June 30,               June 30,            June 30,
                                              1995      1994        1995      1994            1995

        Interest on assignment note(a)    $     --     $22,000   $    --    $44,000        $502,334
        Asset management fee                36,236      41,962    73,284     80,096       2,538,361
        Administration and management fee       --          --        --         --         260,050
        General partner's salary            37,500      37,500    75,000     75,000         975,000
        Real Estate Advisory fee                --          --        --         --         518,750
        Reimbursement (at cost) for
         out of pocket expenses             12,002       9,131    21,340     15,676          58,858
        Reorganization item:
          Professional fees                  6,094          --    10,464         --          10,464
                                           $91,832    $110,593  $180,088   $214,772      $4,863,817

        (a)  Postpetition interest is recorded to the extent it is paid.
             Contractual interest on assignment note was $22,000 and $44,000 for the three and six months ended June 30, 1995, respectively.

5.  Litigation

        [Theodore D. Cohen, et al v. California Seven Associates, et al., No. 657925 (Orange County, CA, May 16, 1991)] Plaintiffs in suit brought against the Partnership and its General Partner are members of the class participating in a federal court action in Chicago [In re VMS Securities Litigation, No. 90 c 2412, N.D. Ill.] which concluded in a settlement. Defendant filed a Motion for Summary Judgment which was granted. Plantiffs have requested additional time for filing an appeal. The likelihood of an unfavorable outcome or the extent of any possible liability cannot be assessed at this time.


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

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

        On September 16, 1994, the Partnership filed a voluntary petition under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing and operating its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

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

        On March 9, 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's business interruption claim. The claim adjuster and the Partnership's representative's have agreed on the components and the amount of the claim, which was submitted to the applicable insurance companies for approval.

        On or about January 30, 1995, the first mortgage lender filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. At the hearing held on February 21, 1995, the court set April 18, 1995 as the final evidentiary hearing. After hearing arguments and representations of counsel, the Court continued the hearing to July 12, 1995 and then to August 9, 1995.

        On March 17, 1995, the Partnership filed its proposed Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated March 16, 1995, together with a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. On March 17, 1995, the Court set the hearing on the Partnership's Disclosure Statement for April 18, 1995. On April 17, 1995, the Partnership filed with the Bankruptcy Court certain Non-material Amendments to the Disclosure Statement. On April 18, 1995, the Bankruptcy Court held a hearing and acted upon the approval of the Partnership's Disclosure Statement together with the Non-material Amendments. After considering the Disclosure Statement and the Non-material Amendments thereto, the Court ruled that certain additional information should be included in the Partnership's Disclosure Statement. The Court required the Partnership to file an Amended Disclosure Statement which the Court approved without further hearing.

        The Partnership filed its Amended Disclosure Statement and Amended Plan of Reorganization on May 4, 1995. On May 15, 1995, the Partnership mailed all impaired creditors, limited partners, and parties in interest a copy of the Amended Disclosure Statement and Amended Plan of Reorganization, along with a ballot for voting and other notices. All classes of creditors, limited partners and parties in interest impaired under the Amended Plan of Reorganization voted to accept the plan except Class 1, the first mortgage lender, Travelers Insurance Co.

        Pursuant to the order approving the Amended Disclosure Statement, the Court set July 12, 1995 as the confirmation hearing for the Partnership's Amended Plan of Reorganization. Subsequently, a stipulation was agreed to and approved by the Court to bifurcate the confirmation hearing to allow additional pleadings. Nonfeasibility issues were scheduled to be heard on July 12, 1995 and all feasibility related issues would be heard by the Court on August 9, 1995.

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


Results of Operations

        During 1994, the apartment submarkets in which the Partnership's properties operate remained stable in terms of occupancy percentages and new construction. Absorption of existing units continued and rental rates began to increase slightly. Contributing to the Partnership's improved net property revenue results (property level revenues less property level operating expenses) for 1994, as compared with 1993, was a decrease in OAKWOOD related costs due to the conversion of Mission Bay East from OAKWOOD operations to conventional apartments effective January 1, 1994. When adjusted for Sherman Oaks activity and other incomparable activity, net property revenues for the first quarter of 1995 had decreased
approximately 3% as compared with the fourth quarter of 1994.   Net
property revenues for the three months ended June 30, 1995 increased approximately 2% as compared with the first quarter of 1995. Property revenues remained flat in the second quarter while property level expenses decreased slightly.

        The Sherman Oaks property was severely damaged by the Southern
California earthquake on January 17, 1994.   The property was evacuated and
city inspectors classified the property as unsafe for use. The property is not operating and is unoccupied. As a result, the property generated no revenue in 1995, and only a nominal amount in 1994, and has incurred only necessary operating expenses and expenses related to the earthquake since. Sherman Oaks' results for the six months ended June 30, 1995, as compared with the same period in 1994, were affected as follows: Rental income decreased approximately $91,000, other income decreased approximately $9,000, property operating expenses decreased approximately $87,000, real estate taxes decreased approximately $125,000, management fees decreased approximately $24,000 and property administrative expenses decreased approximately $62,000. For the three months ended June 30, 1995, Sherman Oaks' results, as compared with the same period in 1994, were affected as follows: Rental income increased approximately $8,000, other income decreased approximately $2,000, property operating expenses decreased approximately $15,000, real estate taxes decreased approximately $88,000, management fees decreased approximately $12,000 and property administrative expenses increased approximately $20,000. The following analytical comments have been limited to the Partnership's five operating properties.

        Rental income at Mission Bay East increased approximately $124,000 and $118,000 for the three and six months ended June 30, 1995, respectively, as compared with the same periods in 1994. Average occupancy increased approximately 9% and 6% for the three and six months, respectively, as compared with the same periods in 1994. Less corporate business in the first quarter of 1995, however, decreased rental income slightly as corporate rates are higher than conventional rates. Rental income at Arbor Park decreased approximately $39,000 and $56,000 for the three and six months as a slight increase in rates in 1994 partially offset the decrease in average occupancy for 1995. At Amberway, increased average occupancy for the three and six months increased rental income approximately $56,000 and $95,000, respectively. Increased average occupancy in the second quarter of 1995 at West Los Angeles resulted in increased rental income of approximately $45,000 and $37,000 for the three and six months, respectively. A slight decrease in average occupancy at Arbor Park decreased rental income approximately $22,000 and $29,000 for the three and six months ended June 30, 1995, respectively, as compared with the same periods in 1994.

        Other income decreased for the three and six months ended June 30, 1995, as compared with the same periods in 1994, due primarily to decreased laundry revenue and cleaning fees earned at Arbor Park.

        Overall, property operating expenses decreased for the three months and increased for the six months ended June 30, 1995, as compared to the same periods of the previous year. Insurance expense increased approximately $83,000 and $166,000 for the three and six months, respectively, for the five properties in total. In the second quarter of 1995, Pacifica Club had increased non-routine maintenance for carpet, vinyl and kitchen counter replacements while Mission Bay East had an increase due to a termite treatment. In the first quarter of 1995, however, Mission Bay East had decreased carpet and vinyl replacements. In addition, Amberway and Arbor Park had increased non-routine maintenance expenses for the first quarter of 1995 for carpet and vinyl replacements. Partially offsetting these increases were decreased furniture rental expense for the three and six months at West Los Angeles. In addition, property operating expenses decreased for the three months ended June 30, 1995 at West Los Angeles because of earthquake related repairs in the second quarter of 1994.

        Property taxes decreased for the three and six months ended June 30, 1995, as compared with the same periods in 1994, due to decreased assessed values for fiscal year 1995 (July 1, 1994 to June 30, 1995) at all properties.

        The increase in property administrative expense for the three and six months ended June 30, 1995, as compared with the same periods in 1994, was the result of increased direct and indirect payroll related costs at the five properties. In addition, advertising costs increased for the six months at West Los Angeles, Mission Bay East and Arbor Park, while decreasing at Pacifica Club.

        The decrease in partnership administrative expense for the three and six months ended June 30, 1995, as compared with the same periods in 1994, was due primarily to a decrease in legal fees incurred.

        The increase in interest income for the three and six months ended June 30, 1995, as compared with the same periods in 1994, was due to the increase in interest rates.

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)


                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                         1994                   1995
                            At 3/31 At 6/30 At 9/30 At 12/31 At 3/31 At 6/30

The Anaheim Property          83%     81%     89%      95%     92%     93%

The Huntington Beach Property 95%     98%     99%      94%     94%     97%

The West Los Angeles Property 87%     92%     87%      83%     91%     97%

The San Diego Property        84%     93%     95%      92%     95%     94%

The Sherman Oaks Property (a) N/A     N/A     N/A      N/A     N/A     N/A

The Upland Property           91%     90%     91%     95%     85%     87%

[FN]
(a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and considered unsafe for use. Therefore, occupancy is not applicable for the periods presented.

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)


Part II - Other Information

Item 1.  Legal Proceedings

        The information included in the "Notes to Financial Statements,
Note 5. Litigation" on page 8 of the Partnership's June 30, 1995 Financial Statements, is incorporated by reference.

        The information included in the "Notes to Financial Statements,
Note 2. Petition for Relief Under Chapter 11" on page 5 of the
Partnership's June 30, 1995 Financial Statements, is incorporated by reference.

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

Item 3.  Defaults by the Partnership on its Senior Securities

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. On the filing date, the Partnership was in default on its second mortgage loan obligation. Although the second mortgage holder had acknowledged the default, the Partnership did not receive a notice of acceleration. Due to the Chapter 11 proceedings, claims secured against the Partnership assets are stayed. The balance of the second mortgage note at June 30, 1995 was $14,000,000 plus $1,699,892 of accrued and unpaid interest.


Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits:

        2.3 Third Modification to Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code for California Seven Associates Limited Partnership, Debtor and Debtor in Possession, Proposed by the Debtor, Dated April 25, 1995.

        27   Financial Data Schedule

(b) No Form 8-Ks were filed during the three months ended June 30, 1995.

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


                              California Seven Associates Limited
Partnership,
                              a California Limited Partnership

                              By:  CIGNA Realty Resources, Inc. - Seventh,
                                   General Partner




Date:  August 8, 1995         By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)