Form 10-Q
period 1995-09-30
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1995-11-07
CIK 765506

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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
                                (Debtor in Possession)

                                    Balance Sheets
                                                  September 30,  December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and land improvements                 $20,563,613    $20,562,073
        Buildings                                  110,155,335    109,890,874
        Furniture and fixtures                      13,134,944     13,030,382
        Machinery and equipment                        808,548        765,087
                                                   144,662,440    144,248,416
        Less accumulated depreciation               51,275,658     48,128,827
             Net property and improvements          93,386,782     96,119,589

Cash and cash equivalents                            3,146,767      1,191,015
Partial cash settlement - earthquake insurance       9,337,772           --
Accounts receivable                                    202,274        488,885
Prepaid expenses and other assets                       86,449        599,166
             Total                                $106,160,044    $98,398,655

                          Liabilities and Partners' Deficit

Liabilities:
        Liabilities not subject to compromise:
          Accounts payable and accrued expenses       $752,120       $357,719
          Tenant security deposits                     503,529        472,898
          Unearned income                               59,057         79,046
          Earthquake insurance - partial
           settlement unapplied                      9,250,000            --
                                                    10,564,706        909,663

        Postpetition liabilities subject to compromise:
          Fees and reimbursements payable to the General
           Partner and its affiliates                  400,633        102,832
        Prepetition liabilities subject to compromise:
          Note and mortgages payable               111,983,903    111,983,903
          Accrued interest payable                   2,560,559      2,560,559
          Accounts payable and accrued expenses        877,395        923,957
          Fees and reimbursements payable to the
            general partner and its affiliates       4,078,563      4,078,563
                                                   119,500,420    119,546,982
             Total liabilities                     130,465,759    120,559,477
Partners' deficit:
        General Partner                               (786,295)      (764,846)
        Limited partners (362 Class A Units
         and 3 Class B Units):                     (23,519,420)    (21,395,976)
             Total partners' deficit               (24,305,715)   (22,160,822)
             Total                                $106,160,044    $98,398,655





     The Notes to Financial Statements are an integral part of these statements.

               California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                               Statements of Operations
                                     (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1995      1994        1995      1994
Property operating revenues:
        Rental income             $3,626,104 $3,453,951  $10,740,399 $10,494,327
        Other                        116,181    134,495      347,301     392,773
                                   3,742,285  3,588,446   11,087,700  10,887,100
Property operating expenses:
        Maintenance and repairs,
         furniture rental,
         insurance, and other
         property operations         722,816    672,782    2,186,070   2,128,261
        Real estate taxes            274,442    304,901      777,189     999,417
        Management fees              125,701    128,676      381,294     410,366
        Property administrative      710,755    688,427    2,096,833   2,041,655
                                   1,833,714  1,794,786    5,441,386   5,579,699
          Net property revenue     1,908,571  1,793,660    5,646,314   5,307,401

Other operating costs and expenses:
        Depreciation               1,044,025  1,060,874    3,146,831   3,176,392
        Management and administrative
         fees to affiliates           74,907     65,635      223,191     220,731
        Partnership administrative    19,866     27,808       62,582     110,381
        Net cost (recovery) on business
         interruption insurance       55,658     88,877      180,897   (376,592)
                                   1,194,456  1,243,194    3,613,501   3,130,912
          Net partnership operating
           income                    714,115    550,466    2,032,813   2,176,489

Interest income                       11,851      5,340       32,702      13,533
Interest expense (contractual interest
 of $2,615,450 and $7,846,350 for the
 three and nine months ended September
 30, 1995, respectively)          (1,874,229)(2,179,542)  (4,167,547) (7,410,442)
          Net loss before reorganization
           items                  (1,148,263)(1,623,736)  (2,102,032) (5,220,420)

Reorganization items:
        Interest income                9,347        --       111,120        --
        United States Trustee fees    (5,000)      (800)     (15,000)      (800)
        Professional fees            (51,881)  (354,397)    (138,981)  (354,397)
          Net loss              $(1,195,797) $(1,978,933) $(2,144,893) $(5,575,617)

Net loss:
        General Partner             $(11,958)  $ (19,789)    $(21,449) $(55,756)
        Limited partners          (1,183,839) (1,959,144)  (2,123,444)  (5,519,861)
                                 $(1,195,797) $(1,978,933) $(2,144,893)$(5,575,617)

Net loss per Class A Unit:           $(3,270)     $(5,412)     $(5,866) $  (15,248)

     The Notes to Financial Statements are an integral part of these statements.

               California Seven Associates Limited Partnership,
                           a California Limited Partnership
                                (Debtor in Possession)

                               Statements of Cash Flows

                For the Nine Months Ended September 30, 1995 and 1994
                                     (Unaudited)

                                                      1995           1994

Cash flows from operating activities:
        Net loss                                   $(2,144,893)   $(5,575,617)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation                               3,146,831      3,176,392
          Accounts receivable                          286,611         23,663
          Accounts payable and accrued expenses        376,225        933,274
          Other, net                                   435,587        916,411
          Liabilities subject to compromise            251,239            --
             Net cash provided by (used in) operating
              activities                             2,351,600       (525,877)

Cash flows from investing activities:
        Purchase of property and improvements         (394,884)      (192,520)

Cash flows from financing activities:
        Cash distribution to limited partners             (964)        (2,343)

Net increase (decrease) in cash and cash
 equivalents                                         1,955,752       (720,740)
Cash and cash equivalents, beginning of year         1,191,015      1,440,476
Cash and cash equivalents, end of period            $3,146,767       $719,736

Supplemental disclosure of cash information:
        Accrued purchase of property and improvements  $19,140           $--

        Interest paid during period                 $4,167,547     $6,450,001

        Fees paid in connection with reorganization   $105,415     $  355,197






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

c) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents. At September 30, 1995 the Partnership had cash and cash equivalents classified as cash collateral used in the operations of the properties and payment to the first mortgage lender totalling $813,252. In addition, at September 30, 1995, cash and cash equivalents include amounts the Partnership is required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance, and the Sherman Oaks deductible. The balances of these accounts at September 30, 1995 were $488,105, $1,089,733 and $505,692, respectively. The
        Partnership had unencumbered cash and cash equivalents at September 30, 1995 of $249,985.

2.      Petition for Relief Under Chapter 11

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Under Chapter 11, payment of certain claims by the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor in Possession. These claims are reflected in the accompanying balance sheets as prepetition liabilities.

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

        On September 22, 1994, the Partnership entered into a Letter Agreement with the first mortgage lender which defines and authorizes the use of cash collateral. The Partnership was granted use of collateral pursuant to the Letter Agreement until November 30, 1995. All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, is remitted to the first mortgage lender monthly.

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

        On or about December 6, 1994, the first mortgage lender commenced a declaratory action against the Partnership, claiming that the second lien holder is an insider as defined under 11 U.S.C. Sec. 101. The Partnership filed an answer to the Complaint denying that the second lien holder is an insider as that term is defined in the Bankruptcy Code. A status hearing was held on February 21, 1995 which resulted in a discovery deadline and continued status hearing date of May 22, 1995. A continued hearing is pending with the Court.

        On or about January 30, 1995, the first mortgage lender filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. At the hearing held on February 21, 1995, the court set April 18, 1995 as the final evidentiary hearing. After hearing arguments and representations of counsel, the Court continued the hearing to July 12, 1995 and then to August 9, 1995. At the Continued Confirmation Hearing on August 9, 1995, the Court allowed The Travelers Insurance Company limited relief from the automatic stay to file its Notice of Default in accordance with California state law. The continued hearing on the Motion for Relief from the Automatic Stay was set for September 26, 1995 and then continued to October 18, 1995.

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

        The Partnership filed its Amended Disclosure Statement and Amended Plan of Reorganization (the "Plan") on May 4, 1995. On May 15, 1995, the Partnership mailed all impaired creditors, limited partners, and parties in interest a copy of the Amended Disclosure Statement and Plan, along with a ballot for voting and other notices. All classes of creditors, limited partners and parties in interest impaired under the Plan voted to accept the plan except Class 1, the first mortgage lender, Travelers Insurance Co.

        Pursuant to the order approving the Amended Disclosure Statement, the Court set July 12, 1995 as the confirmation hearing for the Partnership's Plan. Subsequently, a stipulation was agreed to and approved by the Court to bifurcate the confirmation hearing to allow additional pleadings. Nonfeasibility issues were scheduled to be heard on July 12, 1995 and all feasibility related issues would be heard by the Court on August 9, 1995.

        As a result of the hearing on July 12, 1995, the Court ruled on certain nonfeasibility related objections and issues raised by Travelers Insurance Company, including pricing of interest rates. Based on the Court's rulings, the Partnership proposed a Third Modification to the Plan. On August 9, 1995, the Court considered the Plan, the proposed Third Modification and all other evidence in support of the confirmation of the Plan, as well as the objections and related filings filed by the Travelers Insurance Company in support of its objections. The Court found that the Travelers Insurance Company did not have sufficient advance notice and disclosure regarding the proposed Third Modification to the Plan. Therefore, the Court denied the Plan to allow the Partnership to incorporate the Third Modification to the Plan into a new plan of reorganization, the Second Amended Plan. The Second Amended Plan is essentially the Plan incorporating the Third Modification. The Court set a schedule of time requirements for the Partnership to file a Second Disclosure Statement and Amended Plan which would allow appropriate time for notice. The Court set a combined hearing on the adequacy of the Partnership's Second Disclosure Statement and Confirmation of the Second Amended Plan for September 26, 1995.

        On August 25, 1995, the Partnership filed and served its Second Amended Plan of Reorganization and a Second Disclosure Statement. The Partnership's Second Disclosure Statement was approved on September 26, 1995. The Court held the Confirmation hearing on September 26, 1995 and continued the hearing to October 18, 1995. The Confirmation hearing was concluded on October 18, 1995, although the Court has not yet rendered a ruling on the Second Amended Plan of Reorganization. The Court has not disclosed a date in which the decision will be communicated.

3.      Property and Improvements and Note and Mortgages Payable

        At June 30, 1995, the Partnership owned five operating apartment properties located in California totaling 1,763 units with leases generally for a term of one year or less. The Partnership owns a sixth property with 372 apartment units which was not operating and was unoccupied at September 30, 1995. All properties are pledged as security for the long-term debt.

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

        On March 9, 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's business interruption claim. The claim adjuster and the Partnership's representatives have agreed on the components and the amount of the claim, which was submitted to the applicable insurance companies for approval. The income statement does not include any amounts relating to the pending claim with the insurance company. The Partnership received $2,200,000 in business interruption insurance proceeds on October 27, 1995.

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

4.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the General
Partner or its affiliates are as follows:

                                     Three Months Ended   Nine Months Ended   Unpaid at
                                        September 30,       September 30,    September 30,
                                        1995      1994      1995      1994       1995

        Interest on assignment note(a) $    --  $18,333    $   --   $  62,333  $502,334
        Asset management fee            37,407   28,135   110,691     108,231  2,575,768
        Administration and management fee   --       --        --          --    260,050
        General partner's salary        37,500   37,500   112,500     112,500  1,012,500
        Real Estate Advisory fee            --       --        --          --    518,750
        Reimbursement (at cost) for
         out of pocket expenses          9,704    6,767    31,044      22,443     68,562
        Reorganization item:
          Professional fees             33,102       --    43,566          --     43,566
                                      $117,713  $90,735  $297,801    $305,507 $4,981,530

a) Postpetition interest is recorded to the extent it is paid. Contractual interest on assignment note was $22,000 and $66,000 for the three and nine months ended September 30, 1995, respectively.

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


6.  Going Concern

        The Partnership's Plan of Reorganization, which contemplates repairing the Sherman Oaks property, is pending with the Court. The outcome of the confirmation of the Plan of Reorganization is unknown at this time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the ownership interest held by the partners.

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

        On March 9, 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's business interruption claim. The claim adjuster and the Partnership's representatives have agreed on the components and the amount of the claim, which was submitted to the applicable insurance companies for approval. The income statement does not include any amounts relating to the pending claim with the insurance company. The Partnership received $2,200,000 in business interruption insurance proceeds on October 27, 1995.

        On or about January 30, 1995, the first mortgage lender filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. At the hearing held on February 21, 1995, the court set April 18, 1995 as the final evidentiary hearing. After hearing arguments and representations of counsel, the Court continued the hearing to July 12, 1995 and then to August 9, 1995. At the Continued Confirmation Hearing on August 9, 1995, the Court allowed The Travelers Insurance Company limited relief from the automatic stay to file its Notice of Default in accordance with California state law. The continued hearing on the Motion for Relief from the Automatic Stay was set for September 26, 1995 and then continued to October 18, 1995.

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

        The Partnership filed its Amended Disclosure Statement and Amended Plan of Reorganization (the "Plan") on May 4, 1995. On May 15, 1995, the Partnership mailed all impaired creditors, limited partners, and parties in interest a copy of the Amended Disclosure Statement and Plan, along with a ballot for voting and other notices. All classes of creditors, limited partners and parties in interest impaired under the Plan voted to accept the plan except Class 1, the first mortgage lender, Travelers Insurance Co.

        Pursuant to the order approving the Amended Disclosure Statement, the Court set July 12, 1995 as the confirmation hearing for the Partnership's Plan. Subsequently, a stipulation was agreed to and approved by the Court to bifurcate the confirmation hearing to allow additional pleadings. Nonfeasibility issues were scheduled to be heard on July 12, 1995 and all feasibility related issues would be heard by the Court on August 9, 1995.

        As a result of the hearing on July 12, 1995, the Court ruled on certain nonfeasibility related objections and issues raised by Travelers Insurance Company, including pricing of interest rates. Based on the Court's rulings, the Partnership proposed a Third Modification to the Plan. On August 9, 1995, the Court considered the Plan, the proposed Third Modification and all other evidence in support of the confirmation of the Plan, as well as the objections and related filings filed by the Travelers Insurance Company in support of its objections. The Court found that the Travelers Insurance Company did not have sufficient advance notice and disclosure regarding the proposed Third Modification to the Plan. Therefore, the Court denied the Plan to allow the Partnership to incorporate the Third Modification to the Plan into a new plan of reorganization, the Second Amended Plan. The Second Amended Plan is essentially the Plan incorporating the Third Modification. The Court set a schedule of time requirements for the Partnership to file a Second Disclosure Statement and Amended Plan which would allow appropriate time for notice. The Court set a combined hearing on the adequacy of the Partnership's Second Disclosure Statement and Confirmation of the Second Amended Plan for September 26, 1995.

        On August 25, 1995, the Partnership filed and served its Second Amended Plan of Reorganization and a Second Disclosure Statement. The Partnership's Second Disclosure Statement was approved on September 26, 1995. The Court held the Confirmation hearing on September 26, 1995 and continued the hearing to October 18, 1995. The Confirmation hearing was concluded on October 18, 1995, although the Court has not yet rendered a ruling on the Second Amended Plan of Reorganization. The Court has not disclosed a date in which the decision will be communicated.

        The outcome of the confirmation of the Second Amended Plan of Reorganization is unknown at this time. Although every effort is being made to preserve the Partnership as a going concern, the possibility remains that the Partnership will cease its operations causing the complete loss of the ownership interests held by the partners.

        If the Partnership's effort to reorganize is unsuccessful, the Partnership will likely lose the Project through foreclosure with no cash available to Partners. A foreclosure would result in an income allocation to the Partners approximating ending capital balances at the time of foreclosure ($83,912 per $150,000 Class A limited partner unit at December 31, 1994); although, if a limited partner's ownership interest in the Partnership is the partner's only passive activity and the limited partner has been suspending passive loss allocations as required by the Tax Reform Act of 1986, the suspended losses available are estimated to be more than the potential foreclosure income allocation, resulting in an available net loss. In a year in which the Project is disposed of and the Partnership dissolved, any cumulative suspended loss will be available for use by a limited partner to offset ordinary income.


Results of Operations

        During 1994, the apartment submarkets in which the Partnership's properties operate remained stable in terms of occupancy percentages and new construction. Absorption of existing units continued and rental rates began to increase slightly. Contributing to the Partnership's improved net property revenue results (property level revenues less property level operating expenses) for 1994, as compared with 1993, was a decrease in OAKWOOD related costs due to the conversion of Mission Bay East from OAKWOOD operations to conventional apartments effective January 1, 1994. When adjusted for Sherman Oaks activity, net property revenues for the three months ended September 30, 1995 increased approximately 1% as compared with the second quarter and 3% as compared with the first quarter of 1995. A slight decrease of property revenues was offset by decreased property level expenses in the third quarter.

        The Sherman Oaks property was severely damaged by the Southern
California earthquake on January 17, 1994.   The property was evacuated and
city inspectors classified the property as unsafe for use. The property is not operating and is unoccupied. As a result, the property generated no revenue in 1995, and only a nominal amount in 1994, and has incurred only necessary operating expenses and expenses related to the earthquake since. Sherman Oaks' results for the nine months ended September 30, 1995, as compared with the same period in 1994, were affected as follows: Rental income decreased approximately $91,000, other income decreased approximately $9,000, property operating expenses decreased approximately $93,000, real estate taxes decreased approximately $147,000, management fees decreased approximately $34,000 and property administrative expenses decreased approximately $64,000. For the three months ended September 30, 1995, Sherman Oaks' results, as compared with the same period in 1994, were affected as follows: Property operating expenses decreased approximately $6,000, real estate taxes decreased approximately $22,000, management fees decreased approximately $10,000 and property administrative expenses decreased approximately $3,000. The following analytical comments have been limited to the Partnership's five operating properties.

        Rental income at Mission Bay East increased approximately $178,000 for the nine months ended September 30, 1995, as compared with the same period in 1994 as a result of higher average occupancy. The year-to-date increase in rental income at Mission Bay East was net of a decrease in rental income in the first quarter of 1995 compared with 1994, as 1994 included leftover corporate business, which generally commands higher rates, subsequent to the property's conversion from OAKWOOD. At Amberway, higher average occupancy for the three and nine months led to an increase in rental income of approximately $55,000 and $149,000, respectively. Average occupancy at West Los Angeles was approximately 11% and 4% higher for the three and nine months, respectively, as compared with the same periods in 1994, resulting in increased rental income of approximately $94,000 and $132,000 for the three and nine months, respectively. A slight decrease in average occupancy at Pacifica Club led to a decrease in rental income of approximately $11,000 and $40,000 for the three and nine months ended September 30, 1995, respectively. Rental income at Arbor Park decreased approximately $26,000 and $82,000 for the three and nine months as a result of soft market conditions and lower average occupancy.

        Other income decreased for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, due primarily to decreased laundry revenue and cleaning fees earned at Arbor Park.

        Property operating expenses increased for the three and nine months ended September 30, 1995, as compared to the same periods of the previous year. Insurance expense increased approximately $83,000 and $247,000 for the three and nine months, respectively, for the five operating properties. Other operating expense increases for the three and nine months resulted from costs of termite treatments at Pacifica Club and utility increases at Mission Bay East, West Los Angeles and Arbor Park. Partially offsetting increases in operating expenses for the three and nine months was a decrease in furniture rental and earthquake related repairs and maintenance expenses at West Los Angeles. Once the leases expire on rented furniture, the property exercises the $1 purchase option, with replacement on an as needed basis as part of capital purchases. Decreases in corporate apartment expenses at Amberway were offset by increases in repair and maintenance for carpet, vinyl and blinds.

        Property taxes decreased for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, due to a decrease in assessed value from successful property tax appeals at each of the Partnership's properties.

        The increase in property administrative expense for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, was the result of higher payroll and related costs. In addition, an increase in the amount of advertising at West Los Angeles and Arbor Park was partially offset by a decrease in advertising at Pacifica Club and Amberway for the nine month period.

        The decrease in partnership administrative expense for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, was due primarily to a decrease in legal fees incurred.

        The increase in interest income for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, was due to the increase in interest rates coupled with higher average cash balances.

              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)

                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                          1994                         1995
                             At 3/31 At 6/30 At 9/30 At 12/31  At 3/31 At 6/30 At 9/30

The Anaheim Property           83%     81%     89%      95%      92%     93%     93%

The Huntington Beach Property  95%     98%     99%      94%      94%     97%     95%

The West Los Angeles Property  87%     92%     87%      83%      91%     97%     94%

The San Diego Property         84%     93%     95%      92%      95%     94%     95%

The Sherman Oaks Property (a)  N/A     N/A     N/A      N/A      N/A     N/A     N/A

The Upland Property            91%     90%     91%      95%      85%     87%     90%

(a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and considered unsafe for use. Therefore, occupancy is not applicable for the periods presented.



              California Seven Associates Limited Partnership,
                      a California Limited Partnership
                           (Debtor in Possession)


Part II - Other Information

Item 1.  Legal Proceedings

        The information included in the "Notes to Financial Statements,
Note 5. Litigation" on page 8 of the Partnership's September 30, 1995 Financial Statements, is incorporated by reference.

        The information included in the "Notes to Financial Statements,
Note 2. Petition for Relief Under Chapter 11" on page 5 of the
Partnership's September 30, 1995 Financial Statements, is incorporated by reference.

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

Item 3.  Defaults by the Partnership on its Senior Securities

        On September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. On the filing date, the Partnership was in default on its second mortgage loan obligation. Although the second mortgage holder had acknowledged the default, the Partnership did not receive a notice of acceleration. Due to the Chapter 11 proceedings, claims secured against the Partnership assets are stayed. The balance of the second mortgage note at September 30, 1995 was $14,000,000 plus $1,699,892 of accrued and unpaid interest.


Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits:

        27   Financial Data Schedule

(b) No Form 8-Ks were filed during the three months ended September 30, 1995.

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


                              California Seven Associates Limited Partnership, a California Limited Partnership

                              By:  CIGNA Realty Resources, Inc. - Seventh,
                                   General Partner




Date:  November 7, 1995       By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)