Form 10-K
period 1995-12-31
CALIFORNIA SEVEN ASSOCIATES LTD PARTNERSHIP
filed 1996-03-29
CIK 765506

-----------------------------------------------------------------------------


----------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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


       Registrant's telephone number, including area code: (860) 726-6000

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


------------------------------------------------------------------------------


-------------------------------------------------------------------------------


                                                          TABLE OF CONTENTS

PART I                                                                                                           PAGE

Item  1.      Business                                                                                              3
Item  2.      Properties                                                                                            5
Item  3.      Legal Proceedings                                                                                     7
Item  4.      Submission of Matters to a Vote of Security Holders                                                   7


PART II

Item  5.      Market for Registrant's Common Equity and Related Security Holder Matters                             7
Item  6.      Selected Financial Data                                                                               8
Item  7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                               9
Item  8.      Financial Statements and Supplementary Data                                                          17
Item  9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                                               32


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                   32
Item 11.      Executive Compensation                                                                               35
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                       35
Item 13.      Certain Relationships and Related Transactions                                                       35


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     37


SIGNATURES                                                                                                         41

                                                                 2

                                     PART I



ITEM 1.  BUSINESS

     The Registrant, California Seven Associates Limited Partnership, a California limited partnership (the "Partnership"), was formed on January 30, 1985 under the laws of the State of California to acquire and operate seven apartment complexes located in California. Pursuant to a private offering, in February 1985, the Partnership sold Class B Limited Partnership Interests for an aggregate purchase price of $500,000. Commencing in March 1985, the Partnership sold Class A Limited Partnership Interests (the "Units") at a price of $150,000 each (362 Units in total), for an aggregate purchase price of $54,300,000. The selling period closed on December 15, 1985 with $54,800,000 having been raised from a total of 526 Class A and B investors (the "Interest Holders" or "Limited Partners"). On April 30, 1986, the Partnership filed a General Form for Registration of Securities on Form 10 pursuant to the Securities Act of 1934 (Registration No. 0-14581), which was amended by Form 8 dated July 25, 1986.

     The General Partner of the Partnership is CIGNA Realty Resources, Inc.-Seventh (the "General Partner"), a Delaware corporation qualified to do business in the States of California and Connecticut which is an indirect wholly owned subsidiary of CIGNA Corporation ("CIGNA"), a publicly held corporation whose stock is traded on the New York Stock Exchange.

     The   Partnership  is  engaged  solely  in  the  business  of  real  estate investment. A presentation of information about industry segments is not applicable.

     The Partnership is engaged in passive activities and therefore investors are subject to the applicable provisions of the Internal Revenue Service Code and Regulations. Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities." Passive losses in excess of passive income are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

     The Partnership itself has no employees; however, the unaffiliated property managers contracted and supervised by CIGNA Investments, Inc. ("CII", formerly CIGNA Capital Advisors, Inc.) on behalf of the Partnership maintained on-site staff. For a description of property management services provided by CII, and the terms of transactions between the Partnership and affiliates of the General Partner, see Item 13 and the Notes to Financial Statements.

     On January 31, 1985, the Partnership acquired from IFD Properties, Inc.-First, ("IFD-First"), an affiliate of the General Partner, fee title, subject to a first mortgage note and seven deeds of trust, to seven apartment complexes (the "Project") and related site improvements in the State of California for the aggregate purchase price, excluding acquisition fees and expenses, of $146,000,000.

     Although the cost to the Partnership for the Project was an aggregate purchase price, the General Partner allocated cost, including the assignment fee and certain capitalized fees and expenses, to each of the properties based on their appraised values at the time of purchase. The allocated cost is set forth in the table below:

                                             Purchase Price, Assignment
      Name of Property                      Fees and Certain Capitalized                  No. of                 Year
      and Location (a)                          Fees and Expenses (b)                      Units               Completed
1.   Amberway Apartments
     Anaheim, California                            $   15,691,572                          272                    1983

2.   Pacifica Club
     Huntington Beach, California                       17,619,662                          304                    1971

3.   Oakwood Apartments
     Los Angeles, California                            22,968,097                          363                    1966

4.   Mission Bay East
     San Diego, California                              42,077,743                          564                    1970

5.   Oakwood Apartments
     Sherman Oaks, California (c)                       22,442,254                          372                    1969

6.   The Torrance Property
     Torrance, California (d)                           14,901,734                          248                    1965

7.   Arbor Park Apartments
     Upland, California                                 11,745,533                          260                    1971

     (a) Reference is made to Item 7 and the Notes to Financial Statements for a description of the long-term indebtedness secured by the properties in aggregate.

     (b) The Partnership's total investment in the Project was $147,446,595, representing the purchase price of $146,000,000 and assignment fees and certain capitalized fees and expenses of $l,446,595.

     (c) The  property  was  severely  damaged by the January 17, 1994  Southern
         California   earthquake.   The  property  was   evacuated  and  remains
         unoccupied.

     (d) This property was sold October 25, 1990.

     The Project was described in Form 8 dated July 25, 1986, under Item 3 thereof, which property descriptions are hereby incorporated by reference.


                                                                 4

     The following list details operating revenues for each of the properties as a percentage of the Partnership's operating and interest revenues during 1993, 1994 and 1995. (In all years, interest income accounted for less than 2% of Partnership revenue.):

                                                             1993               1994               1995
                                                             ----               ----               ----
     The Anaheim Property                                     11%                14%                 14%
     The Huntington Beach Property                            14%                18%                 17%
     The West Los Angeles Property                            20%                25%                 25%
     The San Diego Property                                   26%                31%                 31%
     The Sherman Oaks Property (a)                            20%                 1%                  0%
     The Upland Property                                       9%                11%                 11%

[FN]
     (a) The  property  was  severely  damaged by the January 17, 1994  Southern
         California   earthquake.   The  property  was   evacuated  and  remains
         unoccupied.

     Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2.

      The Torrance property was sold October 25, 1990. The Sherman Oaks property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and remains unoccupied.

     On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Court"). Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

     On February 1, 1996, the Court denied the Second Amended Plan of Reorganization (the "Plan") filed by the Partnership and granted the first mortgage holder, Travelers Insurance Company ("Travelers"), relief from the automatic stay. Travelers immediately posted "Notices of Sale" with a scheduled foreclosure sale date of March 8, 1996. On February 23, 1996, the Court entered the order denying the Plan and granting Travelers relief from the stay. On February 28, 1996, Travelers obtained the appointment of a State Court Receiver to operate the properties and collect rents. On March 8, 1996, Travelers foreclosed on the Partnership's six properties.

     The majority of the Partnership's remaining assets, cash collateral bank accounts, are subject to Travelers' security interest. The Partnership has insufficient unencumbered assets from which to make full payment to any other creditors and, therefore, has filed a request with the Court to enter an order dismissing the Partnership's Chapter 11 bankruptcy case. The Court has set April 1, 1996 for a hearing on the motion to dismiss the case.

     Once the Court executes the order dismissing the Chapter 11 case, the Partnership will complete its liquidation and dissolution resulting in the loss of the Class A and Class B Limited Partnership Interests held by the Interest Holders. The Limited Partners will not be required to provide any additional capital contributions prior to the liquidation and dissolution of the Partnership. Reference is made to Item 7 and Item 8 for information on the effect of the bankruptcy on the financial condition of the Partnership.

ITEM 2.  PROPERTIES

     At December 31, 1995 the Partnership owned directly (subject to first and second mortgage loans) the properties described in Item 1 hereof. The Torrance property was sold October 25, 1990. The Sherman Oaks property was severely damaged by the January 17, 1994 Southern California earthquake. The property was evacuated and remains unoccupied. Reference is made to Items 1 and 7 regarding the Partnership's Chapter 11 bankruptcy case. On March 8, 1996, the first mortgage holder foreclosed on the Partnership's properties.

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties during 1991, 1992, 1993, 1994 and 1995:

===============================================================================================================================
                       THE               THE            THE WEST LOS          THE SAN          THE SHERMAN           THE
                     ANAHEIM         HUNTINGTON           ANGELES              DIEGO              OAKS             UPLAND
                    PROPERTY            BEACH             PROPERTY           PROPERTY         PROPERTY (A)        PROPERTY
                                      PROPERTY
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------
     1991
----------------
AT 03/31               85%               93%                87%                 84%                90%               88%

AT 06/30               96%               96%                95%                 97%                94%               92%

AT 09/30               81%               85%                84%                 83%                84%               94%

AT 12/31               72%               72%                74%                 78%                84%               94%
-------------------------------------------------------------------------------------------------------------------------------
     1992
----------------
AT 03/31               84%               83%                89%                 86%                85%               91%

AT 06/30               75%               89%                94%                 93%                90%               94%

AT 09/30               85%               89%                87%                 87%                90%               87%

AT 12/31               90%               85%                83%                 72%                93%               92%
-------------------------------------------------------------------------------------------------------------------------------
     1993
----------------
AT 03/31               91%               91%                85%                 86%                87%               92%

AT 06/30               96%               86%                93%                 92%                88%               90%

AT 09/30               94%               94%                92%                 86%                88%               91%

AT 12/31               91%               96%                83%                 97%                84%               91%
-------------------------------------------------------------------------------------------------------------------------------
     1994
----------------

AT 03/31               83%               95%                87%                 84%                N/A               91%

AT 06/30               81%               98%                92%                 93%                N/A               90%

AT 09/30               89%               99%                87%                 95%                N/A               91%

AT 12/31               95%               94%                83%                 92%                N/A               95%
-------------------------------------------------------------------------------------------------------------------------------
     1995
----------------
AT 03/31               92%               94%                91%                 95%                N/A               85%

AT 06/30               93%               97%                97%                 94%                N/A               87%

AT 09/30               93%               95%                94%                 95%                N/A               90%

AT 12/31               92%               95%                92%                 96%                N/A               90%
===============================================================================================================================

     (a) The property was severely damaged by the January 17, 1994 Southern California earthquake. The property is currently not operating and remains unoccupied.





ITEM 3.  LEGAL PROCEEDINGS

     On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to
Section 1108 of the Bankruptcy Code, the Partnership is managing its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court. Reference is made to Item 7 for a description of the events prior to and subsequent to the bankruptcy filing. The information disclosed in "Notes to Financial Statements", included herein, is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SECURITY  HOLDER
     MATTERS

     As of December 31, 1995, there were approximately 535 Interest Holders of Units, including the Initial Limited Partner, the Class A Limited Partners, and the seven Class B Limited Partners.

     On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to
Section 1108 of the Bankruptcy Code, the Partnership is managing its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

     On February 1, 1996, the Court denied the Plan filed by the Partnership and granted the first mortgage holder relief from the automatic stay. On March 8, 1996, Travelers foreclosed on the Partnership's six properties.

     The majority of the Partnership's remaining assets, cash collateral bank accounts, are subject to Travelers' security interest. The Partnership has insufficient encumbered assets from which to make full payment to any other creditors and, therefore, has filed a request with the Court to enter an order dismissing the Partnership's Chapter 11 bankruptcy case. The Court has set April 1, 1996 for a hearing on the motion to dismiss the case.

     The Partnership is currently in the process of liquidation. The Partnership has estimated that there will be no net assets available for distribution to Interest Holders upon completion of liquidation. As soon as the liquidation is completed, the Partnership will be dissolved, resulting in the loss of the Class A and Class B Limited Partnership Interests held by the Interest Holders. The Limited Partners will not be required to provide any additional capital contributions prior to the liquidation and dissolution of the Partnership.

      Units of Registrant are not listed or quoted for trading on an established securities exchange. Although secondary market firms exist which may provide a means for matching potential sellers with potential buyers of various limited partnerships' interests, there is currently no market for the Partnership Units. The Partnership's Units will not be transferable prior to the complete liquidation and ultimate dissolution of the Partnership.


ITEM 6. SELECTED FINANCIAL DATA (A)

                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)

                                            DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                      (IN THOUSANDS EXCEPT PER UNIT AND FOOTNOTED INFORMATION)
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)

                                               1995                1994               1993                 1992               1991
                                               ----                ----               ----                 ----               ----


Total operating income                  $      14,798       $     14,625        $     17,926       $      18,014       $     18,982
Net income (loss) (a)(b)                       16,679             (3,239)             (6,554)             (6,386)            (5,432)


Net income (loss) per unit (a)(b)
     Class A                                   45,615             (8,859)            (17,924)            (17,465)           (14,856)
     Class B                                       --                 --                  --                  --                 --
Total assets                                  100,577             98,399             101,769             106,512            113,058
Mortgages payable (a)(c)                       99,445            111,984             111,984             111,984            111,984
Net deficiency
 in assets in liquidation (a)                  (5,494)                --                  --                  --                 --

     (a) On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court. On February 1, 1996, the Court denied the Plan filed by the Partnership and granted the first mortgage holder relief from the automatic stay. On March 8, 1996, the first mortgage holder foreclosed on the Partnership's six properties. Effective with the foreclosure of the properties, the Partnership ceased all of its operations and commenced a liquidation of the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1995 to the liquidation basis of accounting. As a result of changing the Partnership's basis of accounting for its financial statements at December 31, 1995 from going concern basis to the liquidation basis in accordance with generally accepted accounting principles, assets have been estimated at net realizable value and liabilities are reflected at their estimated settlement amounts, if determinable, including estimated costs to be incurred for the liquidation. The valuations of the assets have been estimated by the General Partner as of the date of the financial statements. Due to inherent uncertainties, the amounts realizable from the disposition of remaining assets and liabilities could be materially different from the amounts indicated.

         The above selected financial data should be read in conjunction with the financial statements and the related notes herein. Reference is made to Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners. These payments are charged to limited partner capital accounts and have not been included as part of the above presentation.

     (b) Included in 1995 is an adjustment to  liquidation  basis of $19,369,624
         ($52,972   per  Class  A  Unit).   Included   in  1994  is   $2,000,000
         extraordinary gain ($5,470 per Class A Unit).

     (c) Amounts shown for 1994, 1993, 1992, and 1991 do not include accrued interest payable.

                                                                 8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership was formed on January 30, 1985 in the State of California for the purpose of acquiring from IFD Properties, Inc.-First (an affiliate of the General Partner) and operating seven apartment complexes located in the state. CIGNA Financial Partners, Inc. ("CFP"), the parent of the General Partner, had entered into a purchase and sale agreement, dated as of January 15, 1985, with IFD Properties, Inc.-First to acquire the fee interest in the Project. On January 30, 1985, CFP assigned all its rights under the agreement to the Partnership. Pursuant to the agreement, the Partnership acquired the Investment on January 31, 1985 for the aggregate purchase price of $146,000,000.

     The Partnership accepted title to the Project subject to the existing first mortgage note and the seven deeds of trust, held by Travelers and in February 1985 obtained from Brookside Savings & Loan Association, Los Angeles,
California, a nine-year second mortgage loan in the principal amount of $20,000,000. The first mortgage note was modified in 1987 and again in 1990. In 1990, the second mortgage was refinanced by a combination of debt forgiveness by Brookside Savings and Loan Association, Partnership cash reserves, and a new $14,000,000 second mortgage note. Reference is made to the Notes to Financial Statements for a description of the mortgage debt, modifications and refinance thereto. In conjunction with the initial modification of the first mortgage, the Partnership established a $1 million escrow account in the name of the lender which had earned approximately $206,000 in interest as of the date of the second modification. As a requirement of the second modification, $706,000 was applied to deferred interest.

     In October 1990, concurrent with the second modification of the first mortgage and second mortgage refinance, the Partnership sold the Torrance property for a gross sales price of $20,750,000. After closing costs, the Partnership netted approximately $19,787,000. Of that amount, $19,000,000 was required to be paid to the first mortgage lender; $14,000,000 was applied to principal, and $5,000,000 was applied to deferred interest. Of the remaining amount, $730,000 was retained by the first mortgage lender and added to the existing escrow account for funding operating deficits and capital expenditures. Closing costs for the Torrance sale included a real estate advisory fee of $518,750 earned by CII, an affiliate of the General Partner. CII deferred payment of this fee to permit the Partnership to utilize the funds for operations. The fee remained unpaid at December 31, 1995.

     At the time of the sale of the Torrance property, the Partnership was owed some receivables from rents. The purchaser of the property collected the rents receivable after the sale date, but refused to remit the collection proceeds to the Partnership. The Partnership filed a lawsuit to recover the rent payments and during 1994, reached a settlement with SBD Group, Inc., the purchaser, for $184,257, including interest and fees. The Partnership received the settlement proceeds in 1995.

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

     One of the Partnership's six properties, Sherman Oaks, sustained extensive damage from the Southern California earthquake on January 17, 1994. The property was evacuated and city inspectors classified the property as unsafe for use. The Partnership had insurance for the damage as well as for business interruption, subject to a 5% deductible (the "Policies").

     On April 28, 1994, the Partnership received a $750,000 cash advance on the business interruption portion of the Policies. The funds were utilized for working capital needed for the ordinary and necessary operations of the Project and ultimately, to fund the first mortgage debt service.

     During July 1994, a claim representing the first six months of 1994 business interruption was sent to the insurance company carrying the first layer of insurance under the Policies. A short time after the claim was sent, Travelers asserted that it had control over the business interruption insurance proceeds as well as the property damage proceeds. As a result, the Partnership was delayed in receiving any further proceeds under the Policies, including proceeds offered as "undisputed" by the insurance company carrying the first $10,000,000 layer of insurance. The insurance company required Travelers' consent prior to the payment of any insurance proceeds. In March 1995, the Partnership submitted a report, prepared as of January 11, 1995, representing the Partnership's estimate of the entire business interruption claim. After Travelers agreed to allow the claim adjuster to begin a review of the claim, the claim adjuster made an offer to settle the business interruption claim. By the end of October 1995, the Partnership received an additional $2,200,000 of insurance proceeds, of which $1,450,000 was related to the business interruption claim.

     On February 3, 1995, the insurance company carrying the first $10,000,000 layer of coverage, offered to settle a portion of the loss resulting from the earthquake. The insurance company requested that the Partnership and Travelers jointly submit a "Proof of Loss" and the insurance company would settle its portion of the loss based on the conclusion that the magnitude of the loss will require the insurance company to pay the full amount of its coverage. The Partnership received an additional partial settlement of $9,250,000 on April 26, 1995.

     Based on analysis performed by the General Partner of the research and data prepared by various experts hired by the General Partner and the Partnership, the General Partner concluded that it was in the best interest of the Partnership's creditors and partners to repair/rebuild Sherman Oaks. Travelers contended that applying net insurance and residual sales proceeds to outstanding first mortgage debt appeared to be the appropriate action.

     As a result of the low level of Partnership cash reserves, the additional strain from the loss of one of the Partnership's larger income producing properties, and the Partnership's inability to collect business interruption proceeds, the Partnership experienced cash flow difficulties. On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

     The filing of the voluntary petition under Chapter 11 was the Partnership's only available alternative while allowing the Partnership the time and resources to repair Sherman Oaks. The Partnership's goal in the Chapter 11 proceeding was to maximize recovery by creditors and partners by preserving the Partnership as a viable entity with a going concern value.

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

     On September 22, 1994, the Partnership entered into a Letter Agreement with Travelers which defined and authorized the use of cash collateral. The Partnership was granted use of cash collateral pursuant to the Letter Agreement with Travelers and extensions of that agreement until March 31, 1996. In addition to using revenues generated by the Project to pay ordinary and necessary operating expenses of the Project, the Partnership and Travelers agreed that the Partnership would establish certain segregated cash collateral accounts as follows: a tenant security deposit account (equivalent to the tenant security deposit liability), a tax and insurance account, and a Sherman Oaks deductible account (initial deposit plus additional deposits over a period of time not to exceed $500,000). All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, was remitted to Travelers monthly.

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

     On or about December 6, 1994, Travelers commenced a declaratory action against the Partnership, claiming that the second lien holder, Congen Properties, Inc., was an insider as defined under 11 U.S.C. Sec. 101. The
Partnership filed an answer to the Complaint denying that Congen Properties, Inc. was an insider as that term is defined in the Bankruptcy Code. Congen Properties Inc., also filed an answer denying that it was an insider as defined in the Code. After numerous status hearings with the Court and extensive discovery by Travelers, the Court dismissed the action.

     On or about January 30, 1995, the first mortgage lender filed a Motion for Relief from the Automatic Stay. The Partnership filed an Opposition to the Motion. At the hearing held on February 21, 1995, the court set April 18, 1995 as the final evidentiary hearing. After hearing arguments and representations of counsel, the Court continued the hearing to July 12, 1995 and then to August 9, 1995. At the Continued Confirmation Hearing on August 9, 1995, the Court allowed Travelers limited relief from the automatic stay to file its Notice of Default in accordance with California state law. The continued hearing on the Motion for Relief from the Automatic Stay was set for September 26, 1995 and then continued to October 18, 1995.

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

     The Partnership filed its Amended Disclosure Statement and Amended Plan of Reorganization (the "Plan") on May 4, 1995. On May 15, 1995, the Partnership mailed all impaired creditors, limited partners, and parties in interest a copy of the Amended Disclosure Statement and Plan, along with a ballot for voting and other notices. All classes of creditors, limited partners and parties in interest impaired under the Plan voted to accept the plan except Class 1, the first mortgage lender, Travelers.

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

     As a result of the hearing on July 12, 1995, the Court ruled on certain nonfeasibility related objections and issues raised by Travelers, including pricing of interest rates. Based on the Court's rulings, the Partnership proposed a Third Modification to the Plan. On August 9, 1995, the Court considered the Plan, the proposed Third Modification and all other evidence in support of the confirmation of the Plan, as well as the objections and related filings filed by the Travelers in support of its objections. The Court found that Travelers did not have sufficient advance notice and disclosure regarding the proposed Third Modification to the Plan. Therefore, the Court denied the Plan to allow the Partnership to incorporate the Third Modification to the Plan into a new plan of reorganization, the Second Amended Plan. The Second Amended Plan was essentially the Plan incorporating the Third Modification. The Court set a schedule of time requirements for the Partnership to file a Second Disclosure Statement and Amended Plan which would allow appropriate time for notice. The Court set a combined hearing on the adequacy of the Partnership's Second Disclosure Statement and Confirmation of the Second Amended Plan for September 26, 1995.

     On August 25, 1995, the Partnership filed and served its Second Amended Plan of Reorganization ("Amended Plan") and a Second Disclosure Statement. The Partnership's Second Disclosure Statement was approved on September 26, 1995. The Court held the Confirmation hearing on September 26, 1995 and continued the hearing to October 18, 1995. The Confirmation hearing was concluded on October 18, 1995.

     On November 22, 1995, the Court orally communicated its findings of fact and conclusions of law regarding the confirmation of the Partnership's Amended Plan. The Court found that the Partnership's Amended Plan would be feasible and would provide fair treatment to all classes of creditors, including the secured creditor, Travelers, provided that a higher claim amount could be paid to Travelers over a five year term.

     On December 22, 1995, the Partnership filed the second modification to its Amended Plan incorporating changes to Travelers' claim amount and the term of the Amended Plan as requested by the Court. The Court had scheduled a continued confirmation hearing for January 9, 1996 on the second modification to the Amended Plan. The January 9, 1996 hearing was subsequently continued to January 30, 1996.

     Travelers objected to the second modification to the Amended Plan, challenging the validity of the capitalization rates used by the Partnership's independent appraiser to calculate residual sales prices of the Partnership's six properties. The capitalization rates were the same rates which were used by the Partnership's appraiser in the appraisals used by the Court to establish the value of the Partnership's properties. Travelers accepted the appraisals for purposes of this valuation.

     Although the Court stated that it would not allow a collateral attack on the appraisals, it did allow Travelers to present evidence on capitalization rates. In addition, although both the Partnership and Travelers had performed residual sales price calculations based on operating cash flows projected by the Partnership, the Court opined that the residual sales price calculation must be executed using cash flow projections contained in the Partnership's appraisals. Subsequent to the presentation of evidence, the Court ruled on the capitalization rates to be used to determine the residual values for each of the Partnership properties. While the Court found that the residual capitalization rates were different than those used to determine the value of Travelers' secured claim, the Court declined to revisit the valuation which it had already determined. The confirmation hearing was continued to February 1, 1996.

     At the continued confirmation hearing, the Partnership informed the Court that based on the residual capitalization rates and cash flows established by the Court, there was insufficient residual value from the sale of the Partnership properties to pay Travelers' allowed secured claim as required by the Court. On February 1, 1996, at the continued hearing, the Court denied confirmation of the Amended Plan and granted Travelers relief from the automatic stay allowing Travelers to proceed with a foreclosure of the Partnership's properties. Travelers immediately posted "Notices of Sale" with a scheduled foreclosure sale date of March 8, 1996. On February 23, 1996, the Court entered the order denying the Amended Plan and granting Travelers relief from the stay. On February 28, 1996, Travelers obtained the appointment of a State Court Receiver to operate the properties and collect rents.

     The Partnership reviewed all options available through the bankruptcy proceedings, including motions for reconsideration of previously decided issues and an appeal, and determined that dismissal of the case was the best route to pursue. As a result, the only available option was to negotiate a settlement with Travelers prior to foreclosure. The Partnership obtained financing alternatives to be used in proposing an offer to Travelers to purchase or refinance the Travelers' Note and Trust Deed positions relative to the
Partnership's properties; however, Travelers rejected the Partnership's proposals. As a result, Travelers proceeded with the foreclosure of the Partnership's properties on March 8, 1996.

     The majority of the Partnership's remaining assets, cash collateral bank accounts, are subject to Travelers' security interest. The Partnership has insufficient unencumbered assets from which to make full payment to any other creditors and, therefore, has filed a request with the Court to enter an order dismissing the Partnership's Chapter 11 bankruptcy case. The Court has set April 1, 1996 for a hearing on the motion to dismiss the case.

     Once the Court executes the order dismissing the Chapter 11 case, the Partnership will complete its liquidation and dissolution resulting in the loss of the Class A and Class B Limited Partnership Interests held by the Interest Holders. The Limited Partners will not be required to provide any additional
capital   contributions   prior  to  the  liquidation  and  dissolution  of  the
Partnership.

     As a result of the foreclosure, the Partnership has adopted the liquidation basis of accounting as of December 31, 1995 in conformity with generally accepted accounting principles. The Partnership's change in accounting methods is necessary for financial reporting purposes as required under generally accepted accounting principles. The liquidation method of accounting is not used for tax reporting and, therefore, does not impact the 1995 tax basis income and loss allocations to Limited Partners. As a result of changing the Partnership's basis of accounting for its financial statements at December 31, 1995 from going concern basis to the liquidation basis in accordance with generally accepted accounting principles, assets have been estimated at net realizable value and liabilities are reflected at their estimated settlement amounts, if determinable, including estimated costs to be incurred for the liquidation. The valuations of the assets have been estimated by the General Partner based on available information as of the date of the financial statements. Actual amounts realizable from the disposition of remaining assets and liabilities could be materially different than the amounts indicated.

     The Court's rulings have had an impact on 1995 tax allocations. Although the Partnership's Amended Plan included the repair of the Sherman Oaks property, the Court's ruling on the Plan has led to a foreclosure, and therefore, the Partnership will not repair the property. During 1995, the Partnership received $10,000,000 in a partial settlement of the earthquake insurance claim. Since a repair will not occur, the Internal Revenue Service will treat the receipt of the insurance proceeds as a partial sale of the property. Since the net tax basis of the Sherman Oaks building and building improvements is less than insurance proceeds received in 1995, a tax gain has been recorded on the deemed partial sale for 1995. The tax gain was calculated to be approximately $3,500,000. The

Partnership agreement states that the allocation first goes to eliminate negative capital account balances of Class B limited partners and then to remaining partners in proportion to their negative capital account balances.

     The allocation of gain to Class B limited partners was approximately $1,228,000 or $368,000 per $150,000 Class B unit. The allocation of gain to Class A limited partners was approximately $1,469,000 or $4,058 per $150,000 Class A unit. For 1995, Class A limited partners also received an allocation of loss from operations. Class B partners received no other allocations for 1995.

     For 1996 tax reporting, a foreclosure will result in income allocations to Class A limited partners. Class B will not receive additional income allocations in 1996. The Class A income allocation will approximate existing negative capital account balances approximating $90,100 per $150,000 Class A unit. If a Class A limited partner's ownership interest in the Partnership is the partner's only passive activity and the limited partner has been suspending passive loss allocations as required by the Tax Reform Act of 1986, the suspended losses available are estimated to be more than the potential foreclosure income allocation, resulting in an available net loss. In a year in which the Project is disposed of and the Partnership dissolved, any accumulative suspended loss will be available for use by a limited partner to offset ordinary income. In addition, in the case of a Partnership termination, each limited partner would be allocated a pro rata share of syndication expenses equivalent to approximately $14,150 which may be deductible.


RESULTS OF OPERATIONS

     Results, exclusive of the Sherman Oaks property, improved slightly in 1995. When adjusted for Sherman Oaks activity, net property revenues increased 1% in 1995 to approximately $7,879,000 from approximately $7,821,000 in 1994.

RESULTS - 1995 COMPARED WITH 1994

     The Sherman Oaks property was severely damaged by the Southern California earthquake on January 17, 1994. The property was evacuated and city inspectors classified the property as unsafe for use. The property is not operating and is unoccupied. As a result, the property generated no revenue in 1995, and only a nominal amount in 1994, and has incurred only necessary operating expenses and expenses related to the earthquake since. Sherman Oaks' results for the year ended December 31, 1995, as compared with 1994, were affected as follows: Rental income decreased approximately $91,000, other income decreased approximately $8,000, property operating expenses decreased approximately $139,000, real estate taxes decreased approximately $54,000, management fees decreased approximately $55,000 and property administrative expenses decreased approximately $63,000. The following analytical comments have been limited to the Partnership's five operating properties.

     Rental income increased approximately $347,000 for the year ended December 31, 1995, as compared with 1994. Average occupancy was higher by 6% at West Los Angeles, 4% at Mission Bay East and 6% at Amberway from the prior year causing rental income to increase approximately $195,000, $138,000 and $132,000, respectively. The increase at Mission Bay East was net of a decrease in rental income in the first quarter of 1995 compared with 1994, as 1994 included carryover corporate business, which generally commands higher rates, subsequent to the property's conversion from OAKWOOD. A slight decrease in average occupancy at Pacifica Club led to a decrease in rental income of approximately $38,000 for the year ended December 31, 1995. Rental income at Arbor Park decreased approximately $80,000 for the year as a result of soft market conditions and lower average occupancy.

     Other income decreased for the year ended December 31, 1995, as compared with 1994, due primarily to decreased laundry revenue and cleaning fees earned at Arbor Park.

     Property operating expenses increased for the year ended December 31, 1995, as compared to the previous year. Insurance expense increased approximately $265,000 for the five operating properties. Other operating expense increases for the year resulted from costs of termite treatments at Pacifica Club and utility increases at Mission Bay

East, West Los Angeles and Arbor Park. Partially offsetting increases in operating expenses was a decrease in furniture rental and earthquake related repairs and maintenance expenses at West Los Angeles. Decreases in corporate
apartment   expenses  at  Amberway  were  offset  by  increases  in  nonroutine maintenance for carpet, vinyl and blinds replacements.

     Property tax expense increased for the year ended December 31, 1995, as compared with 1994 as larger tax refunds were recorded in 1994 than in 1995. Exclusive of the refunds, taxes decreased slightly from 1994 due to lower assessed values resulting from successful property tax appeals at each of the Partnership's properties.

     The increase in property administrative expense for the year ended December 31, 1995, as compared with 1994, was the result of higher payroll and related costs. In addition, an increase in the amount of advertising at West Los Angeles, Arbor Park and Mission Bay East was partially offset by a decrease in advertising at Pacifica Club and Amberway.

     The decrease in partnership administrative expense for the year ended December 31, 1995, as compared with 1994, was due primarily to a decrease in legal fees incurred.

     The increase in interest income for the year ended December 31, 1995, as compared with 1994, was due to the increase in interest rates combined with higher average cash balances.

RESULTS - 1994 COMPARED WITH 1993

     The Sherman Oaks property was severely damaged by the Southern California earthquake on January 17, 1994. The property was evacuated and city inspectors classified the property as unsafe for use. The property is not operating and is unoccupied. As a result, the property generated virtually no revenue and has incurred only necessary operating expenses and expenses directly related to the earthquake. Sherman Oaks' results for the year ended December 31, 1994, as
compared  with  1993,  were  affected  as  follows:   Rental  income   decreased
approximately $3,295,000, other income decreased approximately $110,000, property operating expenses decreased approximately $581,000, real estate taxes decreased approximately $157,000 and property administrative expenses decreased approximately $704,000. The following discussion has been limited to the Partnership's five remaining operating properties.

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

     Overall, property operating expenses decreased for the year ended December 31, 1994, as compared to 1993. Amberway and West Los Angeles posted lower maintenance and repair expenses due, in part, to costs in the first quarter of 1993 from damages caused by heavy rains. Routine maintenance and repair expenses decreased at both West Los Angeles and Pacifica Club, in part, due to a rehab performed in past years. In 1993 nonrecurring painting projects were completed at Amberway and Arbor Park at a cost of approximately $69,000 and $71,000, respectively. West Los Angeles posted a $43,000 savings in utilities. Offsetting the decreases was an increase in utilities at Mission Bay East, as a result of lower reimbursements for various utilities from corporate tenants. As the property converts to conventional operations from OAKWOOD, utilities will increase as the Partnership will not charge back certain utilities to its non-corporate tenants. Additionally, Mission Bay East and Arbor Park had increased nonroutine maintenance for carpet replacements, faucets, and vinyl. At Amberway, nonroutine maintenance expenses increased for pool repairs, draperies and linoleum replacement. At West Los Angeles, furniture rental expense increased. Insurance expense increased approximately $95,000 for the five properties in total.

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

INFLATION

     Since inflation has been at a low rate during 1995, 1994 and 1993, the effect inflation and changing prices have had on current revenue and income from operations has been minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)


                                                                INDEX
                                                                                                                       PAGE

Report of Independent Accountants                                                                                       18
Financial Statements:
     Statement of Net Deficiency in Assets in Liquidation, Pro Forma December 31, 1995
             (Unaudited) and December 31, 1995 (Audited)                                                                19
     Balance Sheet, December 31, 1994                                                                                   20
     Statements of Operations, For the Years Ended December 31, 1995, 1994 and 1993                                     21
     Statements of Partners' Deficit and Net Deficiency in Assets in Liquidation, For the Years
         Ended December 31, 1995, 1994 and 1993                                                                         22
     Statements of Cash Flows, For the Years Ended December 31, 1995, 1994 and 1993                                     23
     Notes to Financial Statements                                                                                      24


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        Report of Independent Accountants

To the Partners of
California Seven Associates Limited Partnership

We have audited the accompanying statement of net deficiency in assets in liquidation of California Seven Associates Limited Partnership (the Partnership) as of December 31, 1995. In addition, we have audited the accompanying balance sheet of California Seven Associates Limited Partnership as of December 31, 1994, and the related statements of operations, partners' deficit and net deficiency in assets in liquidation and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the financial statements, on September 16, 1994, the Partnership filed a petition for relief under Chapter 11 of the federal bankruptcy laws. On February 1, 1996, the bankruptcy court denied confirmation of the plan of reorganization and granted the first mortgage holder relief from the stay in order to exercise its foreclosure rights with respect to the Partnership's operating properties. On March 8, 1996, the first mortgage holder exercised its foreclosure rights. As a result, the Partnership has changed its basis of accounting as of December 31, 1995 to the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net deficiency in assets in liquidation of California Seven Associates Limited Partnership at December 31, 1995, the financial position of California Seven Associates Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As more fully described in Note 1 to the financial statements, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets and liabilities will differ materially from the amounts shown in the accompanying financial statements.


Price Waterhouse LLP
Hartford, Connecticut
March 29, 1996


                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)

                                        STATEMENT OF NET DEFICIENCY IN ASSETS IN LIQUIDATION
                                                                                      PRO FORMA
                                                                                  DECEMBER 31, 1995         DECEMBER 31, 1995
ASSETS                                                                               (UNAUDITED)                 (AUDITED)

Property and improvements                                                         $            --           $    86,136,000
Cash and cash equivalents                                                                   7,643                13,680,826
Accounts receivable                                                                            --                   228,912
Prepaid expenses and other assets                                                                                   531,095
                                                                                  ---------------           ---------------
                                                                                            7,643               100,576,833
                                                                                  ---------------           ---------------

LIABILITIES

Mortgages payable                                                                              --                99,444,717
Accounts payable and accrued expenses                                                   1,048,356                 1,601,864
Tenants security deposits                                                                      --                   499,720
Unearned income                                                                                --                    71,245
Accounts payable to affiliates                                                          4,453,311                 4,453,311
                                                                                  ---------------           ---------------
                                                                                        5,501,667               106,070,857
                                                                                  ---------------           ---------------

Net deficiency in assets in liquidation                                           $    (5,494,024)          $    (5,494,024)
                                                                                  ===============           ===============

























                             The Notes to Financial  Statements  are an integral part of these statements.

                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)

                                                            BALANCE SHEET
                                                        (GOING CONCERN BASIS)
                                                          DECEMBER 31, 1994

                                                               ASSETS
Property and improvements, at cost:
     Land and land improvements                                                                             $    20,562,073
     Buildings                                                                                                  109,890,874
     Furniture and fixtures                                                                                      13,030,382
     Machinery and equipment                                                                                        765,087
                                                                                                            ---------------
                                                                                                                144,248,416
     Less accumulated depreciation                                                                               48,128,827
                                                                                                            ---------------
            Net property and improvements                                                                        96,119,589

Cash and cash equivalents                                                                                         1,191,015
Accounts receivable                                                                                                 488,885
Prepaid expenses and other assets                                                                                   599,166
                                                                                                            ---------------
            Total                                                                                           $    98,398,655
                                                                                                            ===============

                                                  LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
     Liabilities not subject to compromise:
         Accounts payable and accrued expenses                                                              $       357,719
         Tenant security deposits                                                                                   472,898
         Unearned income                                                                                             79,046
                                                                                                            ---------------
                                                                                                                    909,663
                                                                                                            ---------------
     Postpetition liabilities subject to compromise:
         Fees and reimbursement payable to the General
          Partner and its affiliates                                                                                102,832
                                                                                                            ---------------
     Prepetition liabilities subject to compromise:
         Note and mortgages payable                                                                             111,983,903
         Accrued interest payable                                                                                 2,560,559
         Accounts payable and accrued expenses                                                                      923,957
         Fees and reimbursement payable to the
          General Partner and its affiliates                                                                      4,078,563
                                                                                                            ---------------
                                                                                                                119,546,982
                                                                                                            ---------------
            Total liabilities                                                                                   120,559,477
                                                                                                            ===============
Partners' deficit:
     General Partner                                                                                               (764,846)
     Limited partners (362 Class A Units and 3 Class B Units)                                                   (21,395,976)
                                                                                                            ---------------
            Total partners' deficit                                                                             (22,160,822)
                                                                                                            ---------------
            Total                                                                                           $    98,398,655
                                                                                                            ===============



                            The Notes to  Financial  Statements  are an integral part of these statements.

                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)

                                                      STATEMENTS OF OPERATIONS
                                                       (GOING CONCERN BASIS)
                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                       (ADJUSTMENT TO LIQUIDATION BASIS AT DECEMBER 31, 1995)
                                                                                  1995                1994                  1993
                                                                                  ----                ----                  ----
Property operating revenues:
     Rental income                                                          $   14,320,083      $   14,063,949      $   17,266,927
     Other                                                                         477,603             561,014             659,373
                                                                            --------------      --------------      --------------
                                                                                14,797,686          14,624,963          17,926,300
                                                                            --------------      --------------      --------------
Property operating expenses:
     Maintenance and repairs, furniture rental,
      insurance, and other property operations                                   2,852,069           2,854,709           3,484,288
     Real estate taxes                                                           1,024,993           1,025,137           1,401,422
     Management fees                                                               587,702             672,578             595,936
     Property administrative                                                     2,735,141           2,723,703           3,739,022
                                                                            --------------      --------------      --------------
                                                                                 7,199,905           7,276,127           9,220,668
                                                                            --------------      --------------      --------------
         Net property revenue                                                    7,597,781           7,348,836           8,705,632
                                                                            --------------      --------------      --------------

Other operating costs and (income) expenses:
     Depreciation and amortization                                               4,180,816           4,220,906           4,411,344
     Management and administrative fees to affiliates                              297,803             296,032             329,118
     Partnership administrative                                                    120,400             124,672             109,978
     Net recovery on business interruption insurance                            (1,234,951)           (299,540)                 --
                                                                            --------------      --------------      --------------
                                                                                 3,364,068           4,342,070           4,850,440
                                                                            --------------      --------------      --------------
         Net partnership operating income                                        4,233,713           3,006,766           3,855,192

Interest income                                                                     51,010              19,875              52,585
Interest expense (contractual interest of $10,461,800 in 1995
  and 1994)                                                                     (6,566,587)         (7,908,417)        (10,461,800)
                                                                            ---------------     ---------------     ---------------
         Net loss before extraordinary gain, reorganization
          items, and adjustment to liquidation basis                            (2,281,864)         (4,881,776)         (6,554,023)

Reorganization items:
     Interest income                                                               232,107               1,768                  --
     United States Trustee fees                                                    (20,000)             (4,800)                 --
     Professional fees                                                            (620,456)           (354,397)                 --
                                                                            --------------      --------------      --------------
         Net loss before extraordinary gain
           and adjustment to liquidation basis                                  (2,690,213)         (5,239,205)         (6,554,023)

Adjustment to liquidation basis                                                 19,369,624                  --                  --
Extraordinary gain - deferred management fees                                           --           2,000,000                  --
                                                                            --------------      --------------      --------------
         Net income (loss)                                                  $   16,679,411      $   (3,239,205)     $   (6,554,023)
                                                                            ==============      ==============      ==============


Income (loss) before extraordinary gain per Class A Unit                    $       45,615      $      (14,328)     $      (17,924)
                                                                            ==============      ==============      ==============
Net income (loss) per Class A Unit:                                         $       45,615      $       (8,859)     $      (17,924)
                                                                            ==============      ==============      ==============



                             The Notes to Financial  Statements  are an integral part of these statements.

                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)

                             STATEMENTS OF PARTNERS' DEFICIT AND NET DEFICIENCY IN ASSETS IN LIQUIDATION

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                                    Net Deficiency
                                            General                           Limited Partners                         in Assets
                                            Partner            Class A             Class B            Original      in Liquidation

Balance, December 31, 1992              $   (666,914)   $    (11,699,571)        $        --        $    (4,623)    $            --

Cash distributions                                --              (2,343)                 --                 --                  --

Contribution - note payment                       --               6,821                  --                 --                  --

Net loss                                     (65,540)         (6,488,483)                 --                 --                  --
                                        ------------    ----------------         -----------        -----------     ---------------

Balance, December 31, 1993                  (732,454)        (18,183,576)                 --             (4,623)                 --
 (going concern basis)

Cash distributions                                --                (964)                 --                 --                  --

Net loss                                     (32,392)         (3,206,813)                 --                 --                  --
                                        ------------    ----------------         -----------        -----------     ---------------

Balance, December 31, 1994                  (764,846)        (21,391,353)                 --             (4,623)                 --
 (going concern basis)

 Cash distributions                               --             (12,613)                 --                 --                  --

 Net income                                  166,794          16,512,617                  --                 --

 Change from going concern to
  liquidation basis of accounting            598,052           4,891,349                  --              4,623          (5,494,024)
                                        ------------    ----------------         -----------        -----------     ---------------

 Net deficiency in
  assets in liquidation as
  of December 31, 1995                  $         --    $             --         $        --        $        --     $    (5,494,024)
                                        ============    ================         ===========        ===========     ===============









                             The Notes to Financial  Statements  are an integral part of these statements.

                                          CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                       (DEBTOR IN POSSESSION)

                                                      STATEMENTS OF CASH FLOWS
                                                       (GOING CONCERN BASIS)
                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                       (ADJUSTMENT TO LIQUIDATION BASIS AT DECEMBER 31, 1995)


                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income (loss)                                            $     16,679,411        $     (3,239,205)        $    (6,554,023)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Adjustment to liquidation basis                               (19,369,624)                     --                      --
         Extraordinary gain - deferred management fees                          --              (2,000,000)                     --
         Depreciation and amortization                                   4,180,816               4,220,906               4,411,344
         Accounts receivable                                               259,973                (100,713)                  3,809
         Accounts payable and accrued expenses                             233,977                (121,177)                 32,311
         Accrued interest payable                                          570,670                      --                      --
         Other, net                                                         87,092                (804,250)              1,974,032
         Liabilities subject to compromise                                 396,506               2,217,288                      --
                                                                  ----------------        ----------------         ---------------
            Net cash provided by (used in)
              operating activities                                       3,038,821                 172,849                (132,527)
                                                                  ----------------        ----------------         ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                (548,046)               (419,967)               (696,040)
     Proceeds from earthquake insurance                                 10,000,000                      --                      --
                                                                  ----------------        ----------------         ---------------
            Net cash provided by (used in)
              investing activities                                       9,451,954                (419,967)               (696,040)
                                                                  ----------------        ----------------         ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                    (964)                 (2,343)                 (6,322)
     Proceeds from partners' capital contributions                              --                      --                   6,821
                                                                  ----------------        ----------------         ---------------
            Net cash provided by (used in)
              financing activities                                            (964)                 (2,343)                    499
                                                                  ----------------        ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                    12,489,811                (249,461)               (828,068)
Cash and cash equivalents, beginning of year                             1,191,015               1,440,476               2,268,544
                                                                  ----------------        ----------------         ---------------
Cash and cash equivalents, end of year                            $     13,680,826        $      1,191,015         $     1,440,476
                                                                  ================        ================         ===============

Supplemental disclosure of cash information:
     Accrued purchase of property and improvements                $         22,000        $             --         $            --
                                                                  ================        ================         ===============

     Interest paid during year                                    $      5,995,917        $      6,947,976         $     9,213,683
                                                                  ================        ================         ===============

     Fees paid in connection with reorganization                  $        357,349        $        355,447         $            --
                                                                  ================        ================         ===============



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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     On September 16, 1994, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Court"). Pursuant to Section 1108 of the Bankruptcy Code, the Partnership is managing its business as a debtor in possession and will continue to do so pursuant to Sections 1107 and 1108 of the Bankruptcy Code unless otherwise ordered by the Court.

     Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor in Possession. These claims are reflected in the December 31, 1994 accompanying balance sheet as "prepetition liabilities subject to compromise."

     Generally, in Chapter 11 cases, additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts and from the determination by the Court of allowed claims for contingencies and other disputed amounts. Claims secured against a debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on a debtor's property and improvements.

     On September 22, 1994, the Partnership entered into a Letter Agreement with the first mortgage lender which defined and authorized the use of cash collateral. The Partnership was granted use of collateral pursuant to the Letter Agreement and extensions of the Letter Agreement until March 31, 1996. All excess cash flow from property operations after payment of property operating expenses, allowed capital expenditures, and funding of agreed upon segregated cash collateral accounts, is remitted to the first mortgage lender monthly.

     On February 1, 1996, the Court denied the Second Amended Plan of Reorganization (the "Plan") filed by the Partnership and granted the first mortgage holder, Travelers Insurance Company ("Travelers"), relief from the automatic stay. Travelers immediately posted "Notices of Sale" with a scheduled foreclosure sale date of March 8, 1996. On February 23, 1996, the Court entered the order denying the Plan and granting Travelers relief from the stay. On February 28, 1996, Travelers obtained the appointment of a State Court Receiver to operate the properties and collect rents. On March 8, 1996, Travelers foreclosed on the Partnership's properties.

     Effective with the foreclosure of the properties, the Partnership ceased all of its operations and commenced a liquidation of the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31,

                CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                        A CALIFORNIA LIMITED PARTNERSHIP
                             (DEBTOR IN POSSESSION)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

1995 to the liquidation basis of accounting. As a result of changing the Partnership's basis of accounting for its financial statements at December 31, 1995 from going concern basis to the liquidation basis in accordance with generally accepted accounting principles, assets have been estimated at net realizable value and liabilities are reflected at their estimated settlement amounts, if determinable, including estimated costs to be incurred for the liquidation. The valuation of the assets has been estimated by the General Partner as of the date of the financial statements. Due to inherent uncertainties, actual realization of the assets and settlement of liabilities could be materially different from the amounts indicated.

     The unaudited pro forma balance sheet presents the Partnership's position as though the foreclosure of the Partnership's properties and the related liquidation of certain assets and liabilities had occurred on December 31, 1995.

     The Partnership's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles for financial reporting purposes and are adjusted for federal income tax reporting. The net effect of the adjustments as of December 31, 1995, 1994 and 1993, principally relating to differences in liquidation accounting and depreciation methods, are summarized as follows:

                                          1995                                  1994                                1993
                                          ----                                  ----                                ----
                                Financial           Tax              Financial           Tax             Financial           Tax
                                Reporting        Reporting           Reporting        Reporting          Reporting        Reporting
Total assets (a)          $   100,576,833  $     69,082,686    $    98,398,655   $   68,092,407   $    101,769,008  $    73,208,025
Partners' deficit (a):
     General Partner                   --       (20,036,499)          (764,846)     (20,779,181)          (732,454)     (20,703,414)
     Limited partners:
         Class A                       --       (32,613,030)       (21,391,353)     (30,371,092)       (18,183,576)     (25,236,476)
         Class B                       --                --                 --       (1,227,911)                --       (1,227,911)
         Original                      --            (9,842)            (4,623)          (9,842)            (4,623)          (9,842)
Net deficiency in
 assets in liquidation         (5,494,024)               --                 --               --                 --               --
Net income (loss) (a)(b):
     General Partner              166,794           742,682            (32,392)         (75,767)           (65,540)      (2,252,898)
     Limited partners:
         Class A               16,512,617        (2,229,325)        (3,206,813)      (5,133,652)        (6,488,483)      (5,956,956)
         Class B                       --         1,227,911                 --               --                 --               --
Net income (loss)
 per Class A Unit (a)(b):          45,615            (6,159)            (8,859)         (14,182)           (17,924)         (16,456)

     (a) On March 8, 1996, the first mortgage holder foreclosed on the Partnership's six properties. Effective with the foreclosure of the properties, the Partnership ceased all of its operations and commenced a liquidation of the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1995 to the
         liquidation   basis  of  accounting.   As  a  result  of  changing  the
         Partnership's basis of accounting for its financial statements at December 31, 1995 from going concern basis to the liquidation basis in accordance with generally accepted accounting principles, assets have been estimated at net realizable value and liabilities are reflected at their estimated settlement amounts, if determinable, including estimated costs to be incurred for the liquidation. The valuations of the assets have been estimated by the General Partner as of the date of the financial statements. Actual realization of the assets and settlement of liabilities could be materially different than the amounts estimated.


                CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                        A CALIFORNIA LIMITED PARTNERSHIP
                             (DEBTOR IN POSSESSION)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (b) Included in 1995 is $3,476,919 gain due to the deemed partial sale of Sherman Oaks for tax reporting only ($1,227,911 or $368,410 per Class B Unit and $1,468,969 or $4,058 per Class A Unit). Included in 1994 is $2,000,000 extraordinary gain ($5,470 per Class A Unit) for financial reporting and tax reporting.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) PROPERTY AND IMPROVEMENTS: Property and improvements at December 31, 1995 are stated at estimated net realizable value under liquidation basis of accounting. At December 31, 1994, under the going concern basis, property and improvements were carried at cost less accumulated depreciation. The cost represents the initial purchase price and subsequent capitalized costs, including certain acquisition expenses. Property and improvements were pledged as security for the mortgages payable. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years). Repair and maintenance expenses are charged to operations as incurred.

B) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents. At December 31, 1995 the Partnership had cash and cash equivalents classified as cash collateral used for operations of the properties totalling $760,589 (net of outstanding checks). In addition, at December 31, 1995, cash and cash equivalents included amounts the Partnership was required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance and the Sherman Oaks deductible. The balances of these accounts at December 31, 1995 were $493,108, $269,219 and $507,902, respectively. The
Partnership had unencumbered cash and cash equivalents at December 31, 1995 of $7,276. Cash and cash equivalents at December 31, 1995 also includes $11,642,732 held in a cash collateral account relating to a partial insurance settlement for the Sherman Oaks earthquake claim. At December 31, 1994 the Partnership had cash and cash equivalents classified as cash collateral used for operations of the properties totalling $(149,946) (net of outstanding checks). In addition, at December 31, 1994, cash and cash equivalents include amounts the Partnership is required to maintain in segregated cash collateral accounts for security deposits, taxes and insurance and the Sherman Oaks deductible. The balances of these accounts at December 31, 1994 were $467,777, $374,095 and $351,931, respectively. The Partnership had unencumbered cash and cash equivalents at December 31, 1994 of $147,158. At December 31, 1995 and 1994, the first mortgage lender had a security interest in cash and cash equivalents held in cash collateral accounts.

C) PREPAID EXPENSES AND OTHER ASSETS: Prepaid expenses consist of prepaid insurance at each property. Other assets consist of utility deposits at various properties.

D) PARTNERS' DEFICIT: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

E) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   LIQUIDATION BASIS OF ACCOUNTING

     As a result of the events described in Note 1, the Partnership's properties were foreclosed by Travelers on March 8, 1996 and the Partnership ceased its operations as a going concern. Consequently the Partnership is in the process of liquidation. In accordance with the liquidation basis of accounting, assets were adjusted to their estimated net

                CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                        A CALIFORNIA LIMITED PARTNERSHIP
                             (DEBTOR IN POSSESSION)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

realizable values and liabilities were adjusted to their estimated settlement amounts, including the estimated costs of professional fees for the period of the liquidation. The adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in carrying value of $19,369,624 which is included in the Statement of Operations. Adjustments to the carrying value of the assets and liabilities are as follows:

                                                                                               Increase
                                                                                              (Decrease)

Adjust property and improvements to estimated
  net realizable value                                                                    $      3,627,181
Adjust first mortgage to estimated settlement amount                                            (1,081,811)
Adjust second mortgage to estimated settlement amount                                           15,699,892
Adjust accounts payable to General Partner to estimated
  settlement amount                                                                              1,251,316
Estimated professional fees from January 1, 1996 through liquidation                              (126,954)
                                                                                          ----------------
Net increase in carrying value to adjust to liquidation basis of accounting               $     19,369,624
                                                                                          ================

The valuation of the assets and liabilities was based on the General Partner's estimates and assumptions as of the date of the financial statements. Due to inherent uncertainties, actual amounts realizable from the disposition of the remaining assets and liabilities could be materially different from the amounts indicated.

4.   PROPERTY AND IMPROVEMENTS

     At December 31, 1995, the Partnership owned five operating apartment properties located in California totalling 1,763 units with leases generally for a term of one year or less. The Partnership owned a sixth property (372 apartment units) which was severely damaged by the January 17, 1994 Southern California earthquake. The property is not operating and remains unoccupied.

     All properties were pledged as security for the mortgages payable. As a result of the events described in Note 1, the first mortgage lender exercised its option to foreclose and took title to the Partnership's six properties on March 8, 1996.

     The Partnership's properties are covered by insurance, including earthquake and business interruption although the policy carries a 5% deductible. On April 28, 1994, the Partnership received a $750,000 advance on the business interruption policy for the earthquake damaged property. In October 1995, the
Partnership received an additional $1,450,000 in business interruption insurance. Included in the statement of operations as "Net recovery on business interruption" is the insurance proceeds less costs specifically associated with the earthquake.


5.   NOTES, MORTGAGES AND LOAN MODIFICATIONS

     As a result of events described in Note 1, the first mortgage lender foreclosed on the Partnership's six properties on March 8, 1996. Effective with the foreclosure of the properties, the Partnership ceased all of its operations and commenced a liquidation of the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1995 from going concern basis to the liquidation basis in accordance with generally accepted

                CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                        A CALIFORNIA LIMITED PARTNERSHIP
                             (DEBTOR IN POSSESSION)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

accounting principles. The mortgages payable at December 31, 1995 have been estimated by the General Partner based on the estimated settlement amounts.

     The General Partner has estimated the settlement amount for the nonrecourse first mortgage payable as the estimated net value of the assets acquired and liabilities assumed by Travelers as a result of the foreclosure. Since the second mortgage note was nonrecourse, the second mortgage note holder's claim has been reduced to zero effective with the foreclosure by the first mortgage lender.

     The following table summarizes outstanding debt as of December 31, 1994:

First mortgage loan (including cumulative
deferred interest of $11,433,903)                                                                           $    97,433,903

Second mortgage loan                                                                                             14,000,000

Assignment note, which bears interest at 16%
per annum, payable to an affiliate of the
General Partner.  As of December 31, 1994,
the balance remained deferred and unpaid.                                                                           550,000
                                                                                                            ---------------

     Total notes and mortgages payable                                                                      $   111,983,903
                                                                                                            ===============

     Although the first and second mortgages payable represented secured claims under the bankruptcy proceedings, there was uncertainty as to whether the claims were undersecured or would be impaired under a plan of reorganization. The mortgages payable, therefore, were classified as liabilities subject to compromise in the accompanying December 31, 1994 balance sheet. Interest expense was recorded postpetition to the extent paid during the proceeding. The Partnership entered into a cash collateral agreement with the first mortgage lender which called for the payment of cash flow from operations, rents less operating expenses and capital, on a monthly basis.

     Partnership property was held subject to a first mortgage loan from Travelers, with an original principal balance of $100,000,000. Interest thereon initially accrued and compounded at 12.75% per annum. Pursuant to an eighteen month payment modification agreement negotiated during 1987, interest only payments calculated at 10% were due monthly through January 1, 1989. The difference between the pay rate and the coupon rate accumulated as deferred interest. Interest was charged on accumulated deferred interest at 12.75% per annum. In conjunction with the modification, a $1 million escrow account was established in the name of the lender to provide the lender additional collateral to secure the Partnership's obligations under the loan.

     Effective with the August 1, 1989 payment, a temporary arrangement reduced monthly payments to interest only at 10.5% and then to 10% effective with the May 1, 1990 payment. The differences between the negotiated rates and the coupon rate of 12.75% continued to accrue.

     In October 1990, simultaneously with the sale of the Torrance property, the Partnership completed a permanent modification of the first mortgage loan. Terms included a reduced interest rate from the coupon of 12.75% to 10%, an extension of the due date from December 1993 to May 1995 and a fixing of deferred interest at $17,140,361 as of May 1, 1990 with no additional interest accruals on deferred interest. As an additional requirement of the modification, $14,000,000 of the sales proceeds from the Torrance property was applied to the principal and

                CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                        A CALIFORNIA LIMITED PARTNERSHIP
                             (DEBTOR IN POSSESSION)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

$5,000,000 was applied to the deferred interest balance. No gain or loss was recorded on the first mortgage modification. In addition, $706,458 of the escrow account, including accumulated interest of $206,458, was applied against the deferred interest balance. Also, as part of the Torrance property sale, $730,000 of the sales proceeds was required to be deposited in the escrow account to be used for operating deficits and capital expenditures.

   The Partnership's properties were also held subject to a $20,000,000 variable rate second mortgage loan scheduled to mature on December 31, 1993. The interest rate was adjusted monthly to 2% above the Five Year Treasury Constant Matrix Index as published by the Federal Reserve Board (the "current accrual rate"). Pursuant to debt modification agreements signed in 1987 and 1989, interest only payments, calculated at 8.64%, were due monthly from August 1, 1987 until January 1, 1990. Beginning February 1, 1990, interest only payments calculated at 9% were due monthly until maturity. The difference between interest accruing on the note and interest paid during this period was deferred. During the term of the mortgage, the interest rate could not exceed 17.5% per annum.

     On October 26, 1990, the Partnership refinanced its $20,000,000 second mortgage loan. At the time of the refinance, the Partnership was indebted to Brookside Savings in the principal amount of $20,310,706, including deferred interest, and $419,328 of unpaid current interest payable. The Partnership maintained a $200,000 debt escrow account for the benefit of Brookside Savings, established as a result of the 1987 debt modification agreement. The Partnership negotiated a discounted payoff with Brookside Savings for $14,419,328 plus forfeiture of the debt escrow account of $200,000. The Partnership utilized the proceeds from a new second mortgage of $14,000,000 plus $419,328 of Partnership cash reserves to pay off the Brookside Savings mortgage. The second mortgage lender was Congen Properties, Inc., an indirect wholly owned subsidiary of CIGNA Corporation. The difference between the payoff amount, including the escrow account, and the total amounts outstanding netted a $6,110,706 extraordinary gain from debt forgiveness in the 1990 Statement of Operations. The term of the replacement second mortgage require monthly interest only payments at 12.67% with a maturity date concurrent with the first mortgage, as modified.

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

     As a result of the March 8, 1996 foreclosure, the Partnership is in process of liquidation and dissolution. The dissolution will result in the complete loss of the Class A and Class B Limited Partnership Interests. There are no net assets in liquidation and, therefore, will be no distributions to the Limited Partners upon liquidation.

                CALIFORNIA SEVEN ASSOCIATES LIMITED PARTNERSHIP,
                        A CALIFORNIA LIMITED PARTNERSHIP
                             (DEBTOR IN POSSESSION)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     During 1991, the State of Connecticut enacted new income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. The Partnership has elected to pay the tax due on the Limited Partners' share of portfolio income and, on July 13, 1995, paid tax due of $964 on its 1994 Form CT-G Connecticut Group Income Tax Return. The Partnership also accrued the 1995 estimated payment of $12,613 as of December 31, 1995. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

7.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership to the General Partner or its affiliates during the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----
     Interest on assignment note (a)                                   $        --             $    62,333             $    88,000
     Asset management fee                                                  147,803                 146,032                 179,118
     General partner salary                                                150,000                 150,000                 150,000
     Reimbursement (at cost) for
      out-of-pocket expenses                                                77,403                  40,417                  30,508
     Reorganization item:
       Professional fees                                                    95,692                      --                      --
                                                                       -----------             -----------             -----------
                                                                       $   470,898             $  398,782              $   447,626
                                                                       ===========             ==========              ===========

     (a) Postpetition   interest  was  recorded  to  the  extent  it  was  paid.
         Contractual interest on assignment note was $88,000 for both December 31, 1995 and 1994.

8.   MANAGEMENT AGREEMENTS

     On January 31, 1985, the Partnership entered into a Management Agreement with R & B Apartment Management Company ("R&B"). The term of the agreement was approximately ten years with provisions to extend the term as defined in the Management Agreement.

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

     For the period between 1985 and 1989, a portion of the annual management fee earned by R&B was subject to deferral based on certain operating results. The deferral maximum of $2,000,000 was reached in 1989. During 1994, R&B released the Partnership from the deferred management fee obligation and as a result, the Partnership recorded an extraordinary gain.

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

10.  LITIGATION

     [Theodore D. Cohen, et al v. California Seven Associates, et al., No. 657925 (Orange County, CA, May 16, 1991)] Plaintiffs in suit brought against the Partnership and its General Partner are members of the class participating in a federal court action in Chicago [In re VMS Securities Litigation, No. 90 c 2412, N.D. Ill.] which has concluded in a settlement, of which plaintiffs have been notified. Defendant filed a Motion for Summary Judgment which was granted, and no appeal was filed within the time allowed. The case has concluded with no liability to the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                                              PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership, CIGNA Realty Resources, Inc.-Seventh, a Delaware corporation, is an indirect, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

     The directors and executive officers of the General Partner as of February 15, 1996 are as follows:

     Name                                        Office                                          Served Since

     R. Bruce Albro                              Director                                        May 2, 1988

     David Scheinerman                           Director                                        July 25, 1995

     Philip J. Ward                              Director                                        May 2, 1988

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

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc.-Seventh, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc.-Seventh), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.), and Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 53, a Senior Managing Director of CIGNA Investment Management (CIM), joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.


                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 35, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $77 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 12 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.


                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 47, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of DeBartolo Realty Corporation.

                      JOHN D. CAREY - PRESIDENT, CONTROLLER

     Mr. Carey, age 32, joined CIGNA Investment Management-Real Estate as Controller of Tax Advantaged Investments in 1990. In September 1993, Mr. Carey was appointed President. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick LLP in the audit department and was a member of the Real Estate Focus Group. His experiences include accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.


                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 58, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 54, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 50, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.


                        MICHAEL M. SINISGALLI - TREASURER

     Michael M. Sinisgalli, age 37, is Assistant Director, Treasury Process Management of CIGNA Corporation. In this capacity his responsibilities include the analysis, design and management of treasury processes supporting insurance divisions. Michael joined CIGNA in 1991 after having been with Bank of New England since 1983. He served in a variety of Cash Management positions, being appointed in 1990 as Assistant Vice President, Cash Management Sales/Marketing. A graduate of Central Connecticut State University (B.S., Business Administration, 1981), Mr. Sinisgalli is a Certified Cash Manager and a member of Connecticut Cash Manager Association.

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

     As of February 15, 1996, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, the indirect parent of the General Partner, as set forth in the following table:

                                               Units                Shares
                                           Beneficially          Beneficially             Percent
     Name                                    Owned(a)              Owned(b)              of Class

     R. Bruce Albro (c)                           0                   6,653                   *
     Philip J. Ward (d)                           0                  16,491                   *

     All directors and officers
     Group (8) (e)                                0                  29,994                   *


     * Less than 1% of class

(a)  No officer or director of the General Partner  possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b)  The directors and officers have sole voting and  investment  power over all the shares of CIGNA common stock they own beneficially.
(c)  Shares beneficially owned includes options to acquire 4,487 shares and 1,432 shares which are restricted as to disposition.
(d)  Shares beneficially owned includes options to acquire 8,826 shares and 2,400 shares which are restricted as to disposition.
(e)  Shares  beneficially  owned by directors and officers include 15,318 shares of CIGNA common stock which may be acquired  upon exercise of stock options and 8,126 shares which are restricted as to disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In consideration for the assignment to the Partnership of the right to acquire the Project pursuant to the agreement of sale, the Partnership paid CFP the sum of $l,400,000, $300,000 of which was paid to CFP during 1985 in cash from the first available cash of the Partnership, which was the Partners' Capital Contributions, and $l,100,000 of which was paid by executing and delivering to CFP an assignment note. The assignment note bears interest at 16.0% per annum. No interest was earned during 1995. Interest earned since 1989 of $502,334 and the principal balance of $550,000 remained unpaid at December 31, 1995.

     The Partnership and CFP have entered into an agreement (the "Partnership Administration and Management Service Agreement") pursuant to which CFP performs administrative and management services for the Partnership for an aggregate fee (the "Partnership Administration and Management Fee") of $543,000, representing one percent (l.0%) of the equity raised from the Class A Limited Partners. This fee was to be paid over the course of the seven-year investor note option which concluded in 1991. The Partnership Administration and Management Fee was for monitoring the payments of the Limited Partners on the Limited Partners' notes. The amounts due for 1990 and 1991 of $260,050 remained unpaid at December 31, 1995.

     In addition, pursuant to the Partnership Administration and Management Services Agreement, the General Partner earned a salary of $200,000 in 1985 and $150,000 annually thereafter for managing the day-to-day operations of the Partnership and for performing administrative services for the Partnership, including, without limitation, mailing tax information to the Limited Partners, and soliciting their consents when required under the Limited Partnership Agreement and other investor communications, managing the Partnership's banking arrangements, balancing the Partners' capital accounts, filing the Partnership's tax returns, and exposing its assets to creditors as a general partner. In 1995, the General Partner earned a salary of $150,000. The amounts due for 1989 through 1995 of $1,050,000 remained unpaid at December 31, 1995. The General Partner's claims will be discharged.

     The Partnership has entered into an agreement with CFP (the "Partnership Incentive Management Agreement") pursuant to which CFP will attempt to maximize cash flow to the Limited Partners by increasing revenues and minimizing expenses. Pursuant to the Partnership Incentive Management Agreement, commencing in 1991, CFP will be paid an annual fee (the "Incentive Management Fee") of nine percent (9.0%) of the cash flow, but only to the extent that actual cash flow exceeds projected cash flow. No such fee will be paid.

     Pursuant to an agreement between the Partnership and CII (the "Real Estate Advisory Services Agreement"), on the sale of the Project, CII will receive a real estate advisory fee equal to 3.5% of the gross sales price of the property, from which amount third party brokerage commissions to the extent of one percent (l.0%) may be paid. In 1990, CII earned a 2.5% real estate advisory fee on the gross sales price of the Torrance Property. The amount of the fee was $518,750 (which remained unpaid at December 31, 1995).

     The Partnership has entered into an asset management agreement (the "Asset Management Agreement") with CII pursuant to which CII performs certain functions relating to the supervision of the management of the assets of the Partnership and supervision of unaffiliated property management companies. For these services, CII earned a fee (the "Asset Management Fee") equal to two percent (2.0%) per annum of gross revenue for the years 1985-1990 (inclusive) and one percent (l.0%) per annum of gross revenues thereafter. CII earned $147,803 for its services in 1995. At December 31, 1995 the Partnership owed CII $2,612,880 for the 1987 through 1995 fees.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the offering, organization and administration of the Partnership. In 1995, the General Partner and its affiliates were due reimbursement for such out of pocket administrative expenses in the amount of $173,095. At December 31, 1995, $210,613 was unpaid. The General Partner's claims will be discharged.

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

                  10.29    Second  Note   Modification   Agreement  between  IFD
                           Properties, Inc., -First, the Registrant and the Travelers Insurance Company, dated May 1, 1990.

                  10.30 Promissory Note between the Registrant and Congen Properties, Inc. as Mortgagee, dated October 26, 1990.

                  20.1 Investor letter dated September 16, 1994, reporting the Partnership's September 16, 1994 voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, incorporated by reference to Form 8-K dated September 30, 1994.

                  27       Financial Data Schedules

     (b) Reports on Form 8-K:

     On February 23, 1996, the Partnership filed a report on Form 8-K reporting the conclusion of the confirmation hearing for the proposed Plan of Reorganization. An Order Denying Confirmation and Granting Travelers' Motion for Relief from Stay was entered by the United States Bankruptcy Court.

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


                              California Seven Associates Limited Partnership a California Limited Partnership



                              By: CIGNA Realty Resources, Inc.-Seventh, General Partner



Date:  March 29, 1996         By:      /s/   John D. Carey
                                       -------------------
                                       John D. Carey, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


     /s/    R. Bruce Albro                                Date:   March 29, 1996
     ------------------------------------------
     R. Bruce Albro, Director



     /s/   David Scheinerman                              Date:   March 29, 1996
     ------------------------------------------
     David Scheinerman, Director



     /s/   Philip J. Ward                                 Date:   March 29, 1996
     ------------------------------------------
     Philip J. Ward, Director



     /s/   John D. Carey                                  Date:   March 29, 1996
     ------------------------------------------
     John D. Carey, President, Controller
     (Principal Executive Officer)
     (Principal Accounting Officer)



     /s/   Michael M. Sinisgalli                          Date:   March 29, 1996
     ------------------------------------------
     Michael M. Sinisgalli, Treasurer
     (Principal Financial Officer)